Form 10-K
period 1997-12-31
ENVIRONMENTAL DEVELOPMENT CORP
filed 1998-03-31
CIK 894551

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1997

                                       OR

[ ] TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE  ACT OF 1934  For  the  transition  period  from  ________  to
     ________

         Commission File No. 33-55254-35

                      ENVIRONMENTAL DEVELOPMENT CORPORATION
             (Exact name of Registrant as specified in its charter)

NEVADA                                   87-0500742
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)           Identification Number)

R.R. # 2, SITE 25, COMP. 6
NELSON, B.C., CANADA                              V1L5P5
(Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code (250) 352-6880

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March, 1998, there is no aggregate market value of the voting stock held by non-affiliates of the registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

              Class                             Outstanding as of March, 1998
$.001 PAR VALUE CLASS A COMMON STOCK                  4,000,000 SHARES

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I
ITEM 1.  Business

The Company was incorporated under the laws of the State of Nevada on March 14, 1990. The Company's operations up until February of 1998 consisted of the investigation of potential business ventures which, in the opinion of management, would provide a source of eventual profit to the Company.

In February of 1998, the Company acquired the following four companies: (1) Specialty Coatings Ltd., an Alberta, Canada corporation; (2) Mike McCarthy Construction Ltd., a British Columbia, Canada corporation; (3) B.C. Thermal Dynamic Coatings, Inc., a British Columbia, Canada corporation; and (4) West Kootnay Lite-Form Ltd., a British Columbia, Canada corporation. The four companies were acquired in a stock-for-stock exchange pursuant to Section 368(a)(1)(B) of the Internal Revenue Code.

The Company is still in the organizational stage of development, though the replacement of existing management has been completed, and, therefore, not much additional information is presently available. Once the organizational process has been completed, the Company intends to manufacture roofing products, oil field tank wraps and supplies, and market a lite-form building process. Initially, the market for the Company's products will be limited to North America.

ITEM 2.  Properties

The Company currently owns no properties, but leases an office and shop in Nelson, B.C., where it intends to establish its corporate headquarters. This arrangement is expected to continue indefinitely.

ITEM 3.  Legal Proceedings.

Neither the Company nor any of its affiliates, subsidiaries, directors, or officers is a party to any material pending legal proceedings.

ITEM 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to the Company's security holders for a vote during the fiscal year ending December 31, 1997.

                                     PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholders Matters.

There currently is not a trading market for the Company's $.001 par value common stock nor has there been a trading market for the Company's stock since its inception.

As of March, 1998, there were 384 record holders of the Company's common stock. The Company has not previously declared or paid any dividends on its common stock and does not anticipate declaring any dividends in the foreseeable future.

ITEM 6.  Selected Financial Data.

                      ENVIRONMENTAL DEVELOPMENT CORPORATION
                              SUMMARY OF OPERATIONS
                                  DECEMBER 1997

                                1997              1996           1995            1994               1993
                                ----              ----           ----            ----               ----
Total Assets.............          0                 0              0                 0                  0
Revenues................           0                 0              0                 0                  0
Operating Expenses....             0                 0              0                 0                  0
  Net Earnings (Loss)..            0                 0              0                 0                  0
Per Share Data
  Earnings (Loss).......           0                 0              0                 0                  0

Average Common Shares
  Outstanding.....         1,000,000         1,000,000      1,000,000         1,000,000          1,000,000

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

The Company has had no operational history and has yet to engage in business of any kind. All risks inherent in new and inexperienced enterprises are inherent in the Company's business. The Company has not made a formal study of the economic potential of any business.

As of March, 1998, the Company has not had adequate time since the acquisition discussed in ITEM 1, above, to assess its current liquidity or its presently available capital resources, such as credit lines, guarantees, etc.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The Company has no market risk sensitive instruments or market risk exposures.

ITEM 8.  Financial Statements and Supplementary Data.

         See Item 14.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not Applicable.

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant.

The following table shows the positions held by the Company's officers and directors. The directors were appointed shortly after the acquisition referred to in ITEM 1, above, and will serve until the next annual meeting of the Company's stockholders, and until their successors have been elected and have qualified. The officers were appointed to their positions, and continue in such positions, at the discretion of the directors.

Name                       Age      Position
Arnie Gustafson            42       President, Director
Wilfred Walker             53       Director
Marilyn Auriat             43       Secretary/Treasurer, Director

ARNIE GUSTAFSON has 20 years of experience in oil and gas, and has founded several companies in this field. Mr. Gustafson has served as president, vice-president, secretary/treasurer, CEO, and board chairman for several different companies. Mr. Gustafson most recently served as secretary/treasurer of B.C. Thermal Dynamic Coatings, Inc., a subsidiary of the Company.

WILFRED WALKER has been a member of the Iron Workers Union for the past 20 years, and has been president of his own company during that time period as well. Mr. Walker most recently served as president of West Kootnay Lite-Form, Ltd., a subsidiary of the Company.

MARILYN AURIAT has 25 years of experience as an accountant and has previously been a member of the board of directors of a publicly traded company. Ms. Auriat most recently served as a director of Specialty Coatings, Ltd., a subsidiary of the Company.

ITEM 11.  Executive Compensation.

The Company has not had time to make arrangements for the remuneration of its officers and directors. No remuneration has been paid to the Company's officers or directors prior to the filing of this form. There are no agreements or understandings with respect to the amount or remuneration that officers and directors are expected to receive in the future. No present prediction or representation can be made as to the compensation or other remuneration which may ultimately be paid to the Company's management.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of March 1998, information regarding the beneficial ownership of shares by each person known by the Company to own five percent or more of the outstanding shares, by each of the directors and by the officers and directors as a group.

                                        Name and address                  Amount of               Percent
  Title of class                       of beneficial owner          beneficial ownership         of class
Common Stock          B.C. Thermal Dynamic Coatings, Inc.                2,800,000                 70.00%
                      R.R. #2, Site 25, Comp. 6
                      Nelson, B.C. V1L5P5

Common Stock          Capital General Corporation                          366,000                  9.15%
                      3098 So. Highland Drive, Suite 460
                      Salt Lake City, Utah  84106

Common Stock          Arthur Lang                                          720,400                 18.01%
                      645 Heather Road
                      Pentleton, B.C. V2A6N8

Common Stock          All Officers and Directors as a Group              2,800,000                 70.00%

ITEM 13.  Certain Relationships and Related Transactions.

         Not applicable.

                                     PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         Financial Statements and Financial Statement Schedules.

         Financial Statements - December 31, 1997, 1996 and 1995.

         Reports on Form 8-K.

         There were no reports on Form 8-K filed during the fourth quarter of 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ENVIRONMENTAL DEVELOPMENT CORPORATION



Date:  March 30, 1998                By: /s/ Arnie Gustafson
                                         Arnie Gustafson, President and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 30, 1998          By:  /s/ Arnie Gustafson
                                    Arnie Gustafson, President and Director


Date:  March 30, 1998          By: /s/ Marilyn Auriat
                                     Marilyn Auriat, Secretary/Treasurer
                                        and Director

                                 SMITH & COMPANY
                          A PROFESSIONAL CORPORATION OF
                          CERTIFIED PUBLIC ACCOUNTANTS

MEMBERS OF:                                   10 WEST 100 SOUTH, SUITE 700
AMERICAN INSTITUTE OF                         SALT LAKE CITY, UTAH 84101
     CERTIFIED PUBLIC ACCOUNTANTS             TELEPHONE:       (801) 575-8297
UTAH ASSOCIATION OF                           FACSIMILE:       (801) 575-8306
     CERTIFIED PUBLIC ACCOUNTANTS             E-MAIL: smith&co@smithandcocpa.com
--------------------------------------------------------------------------------



                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Environmental Development Corporation (A Development Stage Company)

We have audited the accompanying balance sheets of Environmental Development Corporation (a development stage company) as of December 31, 1997 and 1996, and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 1997, 1996, and 1995, and for the period of March 14, 1990 (date of inception) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Environmental Development Corporation (a development stage company) as of December 31, 1997 and 1996, and the results of its operations, changes in stockholders' equity, and its cash flows for the years ended December 31, 1997, 1996, and 1995, and for the period of March 14, 1990 (date of inception) to December 31, 1997 in conformity with generally accepted accounting principles.


                                                   /s/ Smith & Company
                                                   CERTIFIED PUBLIC ACCOUNTANTS


Salt Lake City, Utah
January 31, 1998, except for Note 5 which is dated March 30, 1998.

                      ENVIRONMENTAL DEVELOPMENT CORPORATION
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                                                    12/31/97              12/31/96
                                                               -----------------     -----------------
             ASSETS
CURRENT ASSETS
         Cash in bank                                          $               0     $               0
                                                               -----------------     -----------------

                                      TOTAL CURRENT ASSETS                     0                     0
                                                               -----------------     -----------------

                                                               $               0     $               0
                                                               =================     =================

           LIABILITIES & EQUITY
CURRENT LIABILITIES
         Accounts payable                                      $               0     $               0
                                                               -----------------     -----------------

                                 TOTAL CURRENT LIABILITIES                     0                     0

STOCKHOLDERS' EQUITY
         Common Stock $.001 par value:
            Authorized - 25,000,000 shares
         Issued and outstanding 1,000,000 shares                           1,000                 1,000
         Deficit accumulated during
           the development stage                                          (1,000)               (1,000)
                                                               -----------------     -----------------

                                TOTAL STOCKHOLDERS' EQUITY                     0                     0
                                                               -----------------     -----------------

                                                               $               0     $               0
                                                               =================     =================

See Notes to Financial Statements.

                      ENVIRONMENTAL DEVELOPMENT CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS



                                                                                                       3/14/90
                                                 Year               Year              Year            (Date of
                                                 ended              ended             ended        inception) to
                                               12/31/97           12/31/96          12/31/95          12/31/97
                                           ---------------    --------------     --------------    --------------
Net sales                                  $             0    $            0     $            0    $            0
Cost of sales                                            0                 0                  0                 0
                                           ---------------    --------------     --------------    --------------

                          GROSS PROFIT                   0                 0                  0                 0

General & administrative
 expenses                                                0                 0                  0             1,000
                                           ---------------    --------------     --------------    --------------

                              NET LOSS     $             0    $            0     $            0    $       (1,000)
                                           ===============    ==============     ==============    ==============


Net income (loss) per weighted
 average share                             $           .00    $          .00     $          .00
                                           ===============    ==============     ==============


Weighted average number of
 common shares used to
 compute net income (loss)
 per weighted average share                      1,000,000         1,000,000          1,000,000
                                           ===============    ==============     ==============







See Notes to Financial Statements.

                      ENVIRONMENTAL DEVELOPMENT CORPORATION
                          (A Development Stage Company)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                                          Deficit
                                                                                         Accumulated
                                                            Common Stock                   During
                                                          Par Value $0.001               Development
                                                       Shares             Amount            Stage
                                                   --------------     --------------    --------------

Balances at 3/14/90
         (Date of inception)                                    0     $            0    $            0
         Issuance of common
             stock (restricted)
             at $.001 per share
             at 3/14/90                                 1,000,000              1,000
         Net loss for period                                                                    (1,000)
                                                   --------------     --------------    --------------
Balances at 12/31/90                                    1,000,000              1,000            (1,000)
         Net income for year                                                                         0
                                                   --------------     --------------    --------------
Balances at 12/31/91                                    1,000,000              1,000            (1,000)
         Net income for year                                                                         0
                                                   --------------     --------------    --------------
Balances at 12/31/92                                    1,000,000              1,000            (1,000)
         Net income for year                                                                         0
                                                   --------------     --------------    --------------
Balances at 12/31/93                                    1,000,000              1,000            (1,000)
         Net income for year                                                                         0
                                                   --------------     --------------    --------------
Balances at 12/31/94                                    1,000,000              1,000            (1,000)
         Net income for year                                                                         0
                                                   --------------     --------------    --------------
Balances at 12/31/95                                    1,000,000              1,000            (1,000)
         Net income for year                                                                         0
                                                   --------------     --------------    --------------
Balances at 12/31/96                                    1,000,000              1,000            (1,000)
         Net income for year                                                                         0
                                                   --------------     --------------    --------------

Balances at 12/31/97                                    1,000,000     $        1,000    $       (1,000)
                                                   ==============     ==============    ==============

See Notes to Financial Statements.

                      ENVIRONMENTAL DEVELOPMENT CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS



                                                                                                            3/14/90
                                                       Year               Year              Year            (Date of
                                                      ended              ended             ended           Inception) to
                                                     12/31/97           12/31/96          12/31/95          12/31/97
                                                   --------------     --------------    --------------    --------------
OPERATING ACTIVITIES
         Net income (loss)                         $            0     $            0    $            0    $       (1,000)
         Adjustments to reconcile
          net income (loss) to
          cash used by operating
          activities                                            0                  0                 0                 0
                                                   --------------     --------------    --------------    --------------

                          NET CASH USED BY
                      OPERATING ACTIVITIES                      0                  0                 0            (1,000)

INVESTING ACTIVITIES                                            0                  0                 0                 0
                                                   --------------     --------------    --------------    --------------

                          NET CASH USED BY
                      INVESTING ACTIVITIES                      0                  0                 0                 0

FINANCING ACTIVITIES
         Proceeds from sale of
          common stock                                          0                  0                 0             1,000
                                                   --------------     --------------    --------------    --------------

                      NET CASH PROVIDED BY
                      FINANCING ACTIVITIES                      0                  0                 0             1,000
                                                   --------------     --------------    --------------    --------------

                          INCREASE IN CASH
                      AND CASH EQUIVALENTS                      0                  0                 0                 0
         Cash and cash equivalents
         at beginning of year                                   0                  0                 0                 0
                                                   --------------     --------------    --------------    --------------

                   CASH & CASH EQUIVALENTS
                            AT END OF YEAR         $            0     $            0    $            0    $            0
                                                   ==============     ==============    ==============    ==============



See Notes to Financial Statements.

                      ENVIRONMENTAL DEVELOPMENT CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997


NOTE 1:  SUMMARY OF SIGNIFICANT  ACCOUNTING  PRINCIPLES

         Accounting Methods:
         The Company recognizes income and expenses based on the accrual method of accounting.

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

         At December 31, 1997 a deferred tax asset has not been recorded due to the Company's lack of operations to provide income to use the net operating loss carryover of $1,000 which will expire December 31, 2005.

NOTE 2:  DEVELOPMENT STAGE COMPANY
         The Company was  incorporated  under the laws of the State of Nevada on
         March  14,   1990  and  has  been  in  the   development   stage  since
         incorporation.

NOTE 3:  CAPITALIZATION
         On the date of incorporation, the Company sold 1,000,000 shares of its common stock to Capital General Corporation for $1,000 cash, for an average consideration of $.001 per share. The Company's authorized stock includes 25,000,000 shares of common stock at $.001 par value.

NOTE 4:  RELATED PARTY TRANSACTIONS
         The Company neither owns or leases any real property. Office services were provided, without charge, by Capital General Corporation. Such costs are immaterial to the financial statements, and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 5:  SUBSEQUENT EVENTS
         On February 5, 1998, the Company issued 2,800,000 shares of its common stock for all of the outstanding common stock of four Canadian entities: Specialty Coatings Ltd., Mike McCarthy Construction Ltd., B.C. Thermal Dynamic Coatings, Inc., and West Kootnay Lite-Form Ltd.

         The Canadian entities own the rights to various patents pending, product designs, and other research and development work-product and information.

         Arnie Gustafson, the Company's President, controlled B.C. Thermal Dynamic Coatings, Inc. at the time of the transaction, was a minority shareholder in Special Coatings Ltd. and had no relationship to the other two entities at the time of the transaction.