Form 10QSB
period 1998-03-31
ENVIRONMENTAL DEVELOPMENT CORP
filed 1998-05-26
CIK 894551

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

Commission File No.     33-55254-35

                      ENVIRONMENTAL DEVELOPMENT CORPORATION
        (Exact name of Small Business Issuer as specified in its charter)

         NEVADA                                       87-0500742
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

         R.R. #2, Site 25, Comp. 6
         Nelson, B. C., Canada                           V1L5P5
(Address of principal executive offices)               (Zip Code)


Issuer's telephone number, including area code     (250) 352-6880

         Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

             Class                             Outstanding as of March 31, 1998
------------------------------------           ---------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                   4,000,000 SHARES

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

BASIS OF REPRESENTATION

General

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 1998, are not necessarily indicative of the results that can be expected for the year ending December 31, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

         The Company had no financial activity for the quarter ended March 31, 1998.

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  99.1 Financial Statements as of March 31, 1998
                  27 Financial Data Schedule

         (b)      Reports on Form 8-K
                  A Form 8-K was filed on February 20, 1998 announcing a change in control of the Registrant and the acquisition of the entities discussed in Item 2.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ENVIRONMENTAL DEVELOPMENT CORPORATION



Dated:  May 22, 1998                /s/ Arnie Gustafson
                                    Arnie Gustafson, President and Director

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
     CERTIFIED PUBLIC ACCOUNTANTS             E-MAIL: smith&co@smithandcocpa.com
--------------------------------------------------------------------------------



                          INDEPENDENT AUDITOR'S REPORT

The Board of Directors and Shareholders
Environmental Development Corporation

The accompanying consolidated balance sheet of Environmental Development Corporation and subsidiaries as of March 31, 1998, and the related consolidated statements of operations, and cash flows for the three months ended March 31, 1998 and 1997, and the period from inception to March 31, 1998 were not audited by us and, accordingly, we do not express an opinion on them.


                                             /s/ Smith & Company
                                        CERTIFIED PUBLIC ACCOUNTANTS

Salt Lake City, Utah
May 21, 1998

                      ENVIRONMENTAL DEVELOPMENT CORPORATION
                                AND SUBSIDIARIES
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                  March 31,
                                                                                    1998
                                                                           ----------------------
ASSETS
              CURRENT ASSETS
                  Cash in bank                                             $                    0
                                                                           ----------------------

                                              TOTAL CURRENT ASSETS                              0

OTHER ASSETS
              Organization costs                                                                0
                                                                                                0
                                                                           ----------------------

                                                                           $                    0
                                                                           ======================

LIABILITIES & EQUITY
              CURRENT LIABILITIES
                  Accounts payable                                         $                    0
                                                                           ----------------------

                                         TOTAL CURRENT LIABILITIES                              0

              STOCKHOLDERS' EQUITY
                  Common Stock $.001 par value:
                      Authorized - 25,000,000 shares
                      Issued and outstanding
                       4,000,000 shares                                                     4,000
                  Additional paid-in capital                                               (3,000)
                  Deficit accumulated during the
                      development stage                                                    (1,000)
                                                                           ----------------------

                                        TOTAL STOCKHOLDERS' EQUITY                              0
                                                                           ----------------------

                                                                           $                    0
                                                                           ======================

                      ENVIRONMENTAL DEVELOPMENT CORPORATION
                                AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                           3/14/90
                                                                     Three Months Ended                   (Date of
                                                                          March 31,                     inception) to
                                                                   1998               1997                 3/31/98
                                                            -----------------   -----------------  -----------------------
Net sales                                                   $               0   $               0  $                     0
Cost of sales                                                               0                   0                        0
                                                            -----------------   -----------------  -----------------------

                                              GROSS PROFIT                  0                   0                        0

General and administrative expenses                                         0                   0                    1,000
                                                            -----------------   -----------------  -----------------------

                                                  NET LOSS  $               0   $               0  $                (1,000)
                                                            =================   =================  =======================

Net income (loss) per weighted
           average share                                    $             .00   $             .00
                                                            =================   =================

Weighted average number of common
           shares used to compute net income
           (loss) per weighted average share                        4,000,000           1,000,000
                                                            =================   =================

                                         ENVIRONMENTAL DEVELOPMENT CORPORATION
                                                   AND SUBSIDIARIES
                                             (A Development Stage Company)
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (Unaudited)


                                                                                                        3/14/90
                                                                                                       (Date of
                                                                  Three Months Ended March 31,       Inception) to
                                                                     1998              1997             3/31/98
                                                               ---------------    ---------------  ----------------
OPERATING ACTIVITIES
  Net (loss)                                                   $             0    $             0  $         (1,000)
  Adjustments to reconcile net (loss) to cash used
     by operating activities:
       Amortization                                                          0                  0                50
                                                               ---------------    ---------------  ----------------
                                               NET CASH USED
                                     BY OPERATING ACTIVITIES                 0                  0              (950)

INVESTING ACTIVITIES
  Organization costs                                                         0                  0               (50)
                                                               ---------------    ---------------  ----------------

                                    NET CASH PROVIDED (USED)
                                     BY INVESTING ACTIVITIES                 0                  0               (50)

FINANCING ACTIVITIES
  Proceeds from sale of common stock                                         0                  0             1,000
                                                               ---------------    ---------------  ----------------

                                        NET CASH PROVIDED BY
                                        FINANCING ACTIVITIES                 0                  0             1,000
                                                               ---------------    ---------------  ----------------

                                            INCREASE IN CASH
                                        AND CASH EQUIVALENTS                 0                  0                 0

Cash and cash equivalents at beginning of year                               0                  0                 0
                                                               ---------------    ---------------  ----------------

                                   CASH AND CASH EQUIVALENTS
                                            AT END OF PERIOD   $             0    $             0  $              0
                                                               ===============    ===============  ================


During the quarter ended March 31, 1998, the Company issued 3,000,000 shares of its common stock to acquire four subsidiaries.