Form 10QSB/A
period 1998-03-31
MILLENIUM ISTEC INC
filed 1999-02-02
CIK 894551

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB/A

                 (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934

                          FOR THE QUARTERLY PERIOD ENDED:  March 31, 1998

                 (  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE TRANSITION PERIOD FROM:            TO:
                       -------------------------------------
Commission File Number:          33-55254-35
                       -------------------------------------
                             Millenium Istec Inc.
                             --------------------
            (Exact name of registrant as specified in its charter)

           NEVADA                                     87-0500742
-------------------------------               ------------------------
(State or other jurisdiction of                   (I.R.S. Employer
  Incorporation or organization)              Identification Number)


RR #2, Site 25, Comp 6, Nelson BC Canada,                      V1L5P5
-----------------------------------------                   -----------
(Address of Principal Executive Offices)                    (Zip Code)

                                (250)-352-6880
              --------------------------------------------------
              Registrant's telephone number, including area code

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes    ( )            No  (X)

The number of shares outstanding at January 31, 1999:
         4,000,000 shares of common stock
----------------------------------------------------------------------------
The registrant filed a Form 10-QSB for the Quarter ended March 31, 1998 on May 26, 1998. This Form 10-QSB/A contains corrected financial statements and disclosures, and amends the former filing.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS OF MILLENIUM ISTEC INC.
         ---------------------------------------------
         (Hereinafter referred to as Registrant or Company)

The financial statements, and an accompanying independent accountants' report, are filed as part of this Quarterly Report at pages F-1 to F-16. In management's opinion, these financial statements present fairly in all material respects the Registrant's financial condition and changes in condition as of March 31, 1998 and December 31, 1997, and the results of operations, stockholders' equity and cash flows for the three months ended March 31, 1998 and 1997, in conformance with generally accepted accounting principles.



The accompanying financial statements consolidate the financial statements of Millenium Istec Inc. (formerly Environmental Development Corporation) and its subsidiaries: West Kootenay Lite-Forms Inc.; Specialty Coatings Ltd.; and BC Thermal Dynamic Coatings Inc. (due to the Reorganization discussed in Note A of the financial statements following this Report). All significant intercompany accounts and transactions have been eliminated. The financial statements account for the Reorganization using the purchase method of accounting (see Note A to the financial statements).


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          ---------------------------------------------------------------
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Registrant as Environmental Development Corporation was a dormant development stage enterprise. The acquisition of the three Canadian subsidiaries, West Kootenay Lite-Forms Inc., Specialty Coatings Ltd.. and BC Thermal Dynamics Inc., has resulted in one month of active financial information for the month of March 1998. Prior to the acquisition, the Registrant did not have any operating activities or any other financial activities during the comparable periods of the financial statements. The combined working capital reported on the consolidated financial statements for the period ended on March 31, 1998 was a deficit of $389,593. This deficit of working capital is attributed to the existing debt acquired in the acquisition of subsidiaries and additional short-term borrowing from shareholders. As discussed in the financial statements, the Registrant recognized a significant adjustment to its financial records in the recognition of goodwill and the related asset allocations called for under the purchase method of accounting for an acquisition. Upon reorganizing, management has begun to investigate significant sources of equity capital.

At March 31, 1998, $832,832 of the Company's total assets of $911,320 consisted of the balance of the goodwill and intangible assets acquired as
part of the reverse acquisition.   Management believes that the products
developed by Specialty Coatings Ltd. and the product license and construction management expertise of West Kootenay Lite-Forms Inc., when combined with the marketing expertise of BC Thermal Dynamic Coatings Inc., was worth the financial accounting allocation to intangible assets and goodwill. Once appropriate financial resources are acquired, the Registrant will continue with the development of the tank wrap program (utilizing the thermal coating technology) and the "Super House" program (utilizing the Lite-Form construction technology and new materials currently available or under development).

LIQUIDITY AND CAPITAL RESOURCES

In the first quarter of 1998, the Company's current liabilities increased to $422,533 as loans from stockholders and other liabilities increased. Management believes, as the companies are consolidated subsequent to the merger, that a portion of these current liabilities will be converted into equity investments in the Registrant. The Registrant has no long-term debt.

The Registrant is currently developing the following projects and products:

Crystal Deck Coat - a product from Specialty Coatings Ltd. - is an interior and exterior non-slip coating and sealant available in a liquid and solid form currently being weather tested in Canada and the United States.

Tank Wrap - another product from Specialty Coatings Ltd. - is an energy efficient secondary containment coating to preserve storage tanks and restrict any possible leakage damage to the environment. The Company is currently investigating application process with regulatory agencies in the United States and Canada.

Super House Program - using products from Specialty Coatings Ltd. and West Kootenay Lite-Forms Inc. - will be a complete building system for residential and commercial construction utilizing advance materials technologies. These technologies are expected to decrease average energy consumption by approximately fifty percent, while reducing labor, energy and other costs during the construction process. Management believes that the use of existing technologies with its advance coatings and sealants, when combined with computer design systems, will result in leading-edge environmentally responsible buildings and homes. In 1999, the Registrant's management will negotiate and establish relationships with a mortgage and construction funding organization to provide a combination of vertically integrated services in construction and financing.

Management is currently working on its funding program and will be investigating other alliances and acquisitions to focus on the Registrant as
a real estate development and construction leader.   Management is developing
interim financial relationships and bridge funding until the Registrant is positioned for a public offering. The initial development stages on the above products will require $700,000, which will be raised through equity and debt capital.

In the first quarter of 1998 the financial resources have been provided by the sale of stockholder's common shares to other investors outside the United States and having the proceeds loaned to the Registrant. These transactions are currently under review by management and counsel to the Registrant.
After the completion of this review, management will contact any stockholders affected to determine that they are in agreement with the nature of the stock being transferred or have their funds returned. The main question concerns the restrictions on the stock and its attributes concerning limitations under Rule 144 of the Securities Act of 1933. For the three month period ending March 31, 1998 these stock transactions raised $63,296.

RESULTS OF OPERATIONS - COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1997
                        AND MARCH 31, 1998, RESPECTIVELY.


During the prior three months of 1997, Environmental Development Corporation had no operating activities for comparison purposes. Since the acquired group of companies did not consolidate activities until March 1, 1998, the results of operations consist only of the month of March 1998. During that month the company had revenues of $3,404 and costs associated with revenues of $773.
The net loss for the one month period was $31,634. The majority of the Registrant's net loss is attributed to travel and consulting expenses.


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

	     None.


Item 2.   Changes in Securities.

         	None.


Item 3.   Defaults upon Senior Securities.

	     None

 Item 4.  Submission of Matters to a Vote of Security Holders.

	     None.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

	Exhibits.

		27  Financial Data Schedule

	Reports on Form 8-K.

		Form 8-K - Reverse Merger and Acquisition reported on the
                Form 8-K filed on February 22, 1998, which has been modified in a subsequent period by an Form 8-K/A filed January 21, 1999.

		Form 8-K - Change of Auditors and Change of Registrant's Name reported on the Form 8-K dated September 9, 1998, and modified in a subsequent Form 8-K/A filed on September 30, 1998.





-----------------------------------------------------------------------------
SIGNATURES
-----------------------------------------------------------------------------
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Millenium Istec Inc.



/s   Arnie Gustafson                 Dated:   February 1, 1999
----------------------------------
By:  Arnie Gustafson
Its:  President & Chief Executive Officer



/s    Murray Swales                  Dated:   February 1, 1999
-----------------------------------
By:  Murray Swales
Its:  Secretary, Treasurer and Principal Financial and Accounting Officer
















































INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and
Stockholders of Millenium Istec Inc.
Nelson, British Columbia
Canada

We have reviewed the accompanying consolidated balance sheets of Millenium Istec Inc. as of March 31, 1998 and December 31, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the three months ended March 31, 1998 and 1997, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of MILLENIUM ISTEC INC.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

Our review was made for the purpose of expressing limited assurance that there are no material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles. The information included in the accompanying pro forma financial statements is presented only for supplementary analysis purposes. Such information has been subjected to the inquiry and analytical procedures applied in the review of the basic financial statements, and we are not aware of any material modifications that should be made thereto.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred net losses since its inception and has experienced severe liquidity problems. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. Management believes that the recent acquisitions of operating subsidiaries and its capital acquisition plan will alleviate these concerns. Management's plans in regard to these matters are described in Note L. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Williams & Webster, PS
Certified Public Accountants
Spokane, Washington
January 26, 1999























MILLENIUM ISTEC INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                March 31,      December 31,
                                                  1998             1997
                                              -------------   --------------
ASSETS

  CURRENT ASSETS
    Cash and cash equivalents                  $     1339  $            0
    Stockholder receivable                          19330               0
    Accounts receivable                              4748               0
    Inventory                                        1477               0
    Prepaid expenses                                  633               0
    GST paid on purchases                            5413               0
                                               ------------    ------------

  TOTAL CURRENT ASSETS                              32940               0
                                               ------------    ------------

  FIXED ASSETS
    Property and equipment                          46228               0
    Accumulated depreciation                         (680)              0
                                               ------------    ------------
  TOTAL FIXED ASSETS                                45548               0
                                               ------------    ------------

  OTHER ASSETS
    Goodwill and Intangible assets net of                               0
       amortization of $3,219                      832832               0
                                              ------------    ------------

                      TOTAL ASSETS             $   911320  $            0
                                              ============    ============




























See accompanying accountant's review report and notes to financial statements.


MILLENIUM ISTEC INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                    March 31,      December 31,
                                                      1998             1997
                                                 ------------   -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
    Accounts payable                               $        8753 $        0
    Customer deposits                                      53819          0
    Stockholder loans                                     203669          0
    Accrued interest                                       28952          0
    Due to related party                                   60228          0
    Line of credit                                         14066          0
    GST charges on sales                                    1470          0
    Notes payable                                          51576          0
                                                     ------------  ---------
  TOTAL CURRENT LIABILITIES                               422533          0
                                                     ------------  ---------

  OTHER LIABILITIES
    Commitments and contingencies                          35164          0
                                                     ------------  ---------

                                                          457697          0
                                                     ------------  ---------
  TOTAL LIABILITIES
  STOCKHOLDERS' EQUITY
    Preferred stock, no stated value:  unlimited shares
      authorized;  no shares issued and outstanding            0          0
    Common stock, class A, no par value:  unlimited
      shares authorized; 4,000,000 shares issued and
      outstanding, respectively                             4000       1000
    Common stock, class B, no par value:  unlimited
      shares authorized; no shares issued and outstanding      0          0
    Additional paid in capital                            482800          0
    Accumulated deficit                                   (32634)     (1000)
    Foreign currency translation adjustment                 (543)         0
                                                     ------------  ---------
  TOTAL STOCKHOLDERS' EQUITY                              453623          0
                                                     ------------  ---------

        TOTAL LIABILITIES AND STOCKHOLDERS EQUITY  $      911320 $        0
                                                     ============  =========

















See accompanying accountant's review report and notes to financial statements.



MILLENIUM ISTEC INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)                                         Three               Three
                                                Months Ended         Months Ended
                                                  March 31,            March 31,
                                                    1998                 1997
                                            ------------------   -------------------
REVENUES                                   $             3404   $              0
COST OF REVENUES                                          773                  0
                                                    ----------         ----------
GROSS PROFIT                                             2631                  0
                                                    ----------         ----------

EXPENSES
    Administrative expense                               2083                  0
    Consulting                                           6386                  0
    Travel                                              18803                  0
    Contract wages                                       1128                  0
    Depreciation                                         3899                  0
                                                    ----------         ----------
TOTAL EXPENSES                                          32299                  0
                                                    ----------         ----------

  Income (loss) from operations                        (29668)                 0

  Other (income) expense
    Interest expense                                     1966                  0
                                                    ----------         ----------

  Income (loss) before income taxes                    (31634)                 0
  Income tax provision                                      0                  0
                                                    ----------         ----------

NET INCOME (LOSS)                          $           (31634)  $              0
                                                    ==========         ==========

NET LOSS PER CLASS A COMMON SHARE          $            (0.01)  $              0
                                                    ==========         ==========

WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING                        4000000            1000000
                                                    ==========         ==========





















See accompanying accountant's review report and notes to financial statements.



MILLENIUM ISTEC INC.

STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
                                                         Additional                   Total
                                   Number                 Paid-in    Retained    Stockholders'
                                 of Shares    Amount      Capital    Earnings         Equity
                                 ----------  ----------    --------  ----------     ----------
Beginning balance
  January 1, 1997                   1000000  $   1000     $      0   $  (1000)      $       0
                                 ----------  ----------    --------  ----------     ----------
Income (loss) from
  operations March 31, 1997               0         0            0          0               0

Income (loss) from
  operations for the nine
  months ended Dec. 31, 1997              0         0            0          0               0
                                 ----------  ----------    --------  ----------     ----------
Ending Balance
  December 31, 1997                 1000000      1000            0      (1000)              0
                                 ----------  ----------    --------  ----------     ----------
Issuance of stock for
  investment in subsidiaries        3000000      3000       482800          0          485800

Loss form operations,
  March 31, 1998                          0         0            0     (31634)         (31634)
                                 ----------  ----------    --------  ----------     ----------

Ending balance,
  March 31, 1998                    4000000  $   4000     $ 482800   $ (32634)      $  454166
                                 ==========  ==========    ========= ==========     ==========
































See accompanying accountant's review report and notes to financial statements.




MILLENIUM ISTEC INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)                                                 Three              Three
                                                         Months Ended      Months Ended
                                                          March 31,          March 31,
                                                             1998              1997
                                                       ---------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                               $      (31634)   $           0
  Adjustment to reconcile net loss  to net cash
    provided by operating activities:
    Depreciation and amortization                                 3899                0
    Decrease (increase) in:
      Accounts receivable                                         1824                0
      Stockholder receivable                                     (4922)               0
      Prepaid expenses                                            (633)               0
      GST paid on purchases                                      (5413)               0
    Increase (decrease) in:
      Accounts payable                                           (5368)               0
      Customer advances                                             (4)               0
      Notes payable                                             (30479)               0
      Accrued interest                                            1599                0
      Payable to related parties                                  2456                0
      Line of credit                                              3516                0
      GST charges on sales                                        1470                0
                                                             ----------       ----------
NET CASH USED BY OPERATIONS                                     (63689)               0
                                                             ----------       ----------

NET CASH USED BY INVESTING ACTIVITIES                                0                0
                                                             ----------       ----------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Cash flows from investing activities:
      Cash from subsidiaries acquired                             1250
      Proceeds from notes payable                                63429                0
                                                             ----------       ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        64679                0
                                                             ----------       ----------

  Net increase (decrease) in cash and cash equivalents             990                0

  Foreign currency translation adjustment                          349                0

  Cash and cash equivalents, beginning of period                     0                0
                                                             ----------       ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                 $        1339    $           0
                                                             ==========       ==========

SUPPLEMENTAL DISCLOSURE:
  Interest paid                                          $           0    $           0
                                                             ==========       ==========

  Taxes paid                                             $           0    $           0
                                                             ==========       ==========







See accompanying accountant's review report and notes to financial statements.



MILLENIUM ISTEC INC..
Notes to the Financial Statements
March 31, 1998


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS DESCRIPTION

The Company was incorporated in Nevada on March 14, 1990 as Environmental Development Corporation for the purpose of acquiring operating subsidiaries. Effective July 23, 1998, the Company changed its name from Environmental Development Corporation to Millenium Istec Inc. and commenced operating principally from offices in Nelson, British Columbia, Canada. As of February 5, 1998, the Company consummated a reverse merger transaction in which all of the common stock of the following companies was transferred to the Company solely in exchange for the issuance to the former shareholders of the Companies of 2,800,000 newly issued shares of common stock, par value $0.001 per share of the Company: Specialty Coatings Ltd., an Alberta, Canada corporation; Michael McCarthy Construction Ltd., A British Columbia, Canada corporation; BC Thermal Dynamic Coatings Inc., a British Columbia, Canada Corporation; and West Kootenay Lite-Form Inc., a British Columbia, Canada corporation. Subsequent to the reverse merger transaction, the Company and the former shareholder of Michael McCarthy Construction Ltd. rescinded the transaction as it related to Michael McCarthy Construction Ltd. Environmental Development was a development stage enterprise until the acquisition of operating subsidiaries. With this reverse acquisition, the Company was no longer deemed to be a developmental stage enterprise.

Millenium Istec Inc. is structuring strategic alliances with companies that have state-of-the-art technologies and systems that focus on environmental concerns, and industrial processes which demonstrate long-term environmentally friendly applications. With the acquisition of the above companies, Millenium has a platform to launch a storage tank wrap program, a "Super House" program and a research platform. The storage tank wrap program, currently being tested, provides an energy efficient coating of existing storage tanks with the additional benefits of sealing and monitoring probable leaks in various environments. The "Super House" program is a new approach to building systems using leading-edge products and methods of construction to produce residential and commercial structures which are efficient in there energy demands and the energy used to construct them. Finally, management will use the technology, licenses and personnel acquired in its business acquisition to as a platform to develop more and better products for the construction materials industry.

The following are summary descriptions of the Companies included:

Specialty Coatings Ltd. ("Specialty Coatings") is a Canadian corporation incorporated for the development of new ceramic sealant and oil/gas storage tank wraps. Specialty Coatings was incorporated in June 1996 and is currently developing and marketing these products.

West Kootenay Lite-Form Inc. ("West Kootenay") is a Canadian corporation incorporated in 1993 for the purpose of providing insulating forms for concrete construction. West Kootenay maintains office storage and warehouse facilities in Nelson, British Columbia, Canada. West Kootenay currently is developing new construction opportunities using energy efficient design in both commercial and residential construction.

BC Thermal Dynamic Coatings Inc. ("BC Thermal") is a Canadian corporation incorporated in June 1997 to develop new opportunities in the construction materials industry. BC Thermal is also developing additional coatings and marketing relationships.

This summary of significant accounting policies and business operations of Millenium Istec Inc.. (the Company) is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

BUSINESS COMBINATION AND REVERSE ACQUISITION

Millenium Istec Inc., previously known as Environmental Development Corporation, was acquired in a reverse acquisition by Specialty Coatings Ltd., BC Thermal Dynamic Coatings Inc. and West Kootenay Lite-Forms Inc. in February 1998. This acquisition is being accounted for under the purchase method.
The results of operations represent the combined companies' operations since March 1, 1998. The total cost reflected in the financial statements for this business combination is $866,051. This amount represents the value of the stock issued and the debts assumed by the new stockholder group. The
2,800,000 shares of common stock received was valued based on a recent stock sale of $0.17 per share, resulting a total value of $485,800 being assigned to the acquisition. Management allocated $100,000 to licensing agreements for the representation of "Lite-Form" building systems in parts of Canada and the United States, $30,000 to the fair market value of property and equipment in place in the companies, $20,000 to the costs of patent pending developments, and the balance of $716,051 to goodwill. The goodwill is currently expected to be amortized over forty years for financial statement purposes. In the reverse acquisition, the Company acquired the following assets and liabilities in exchange for its common stock in the acquiring companies:



MILLENIUM ISTEC INC..
Notes to the Financial Statements
March 31, 1998

BUSINESS COMBINATION AND REVERSE ACQUISITION (CONT.)



Assets:
	Cash 						$	1,250
	Inventory						1,477
        Accounts receivable                                     6,572
        Stockholders' receivables                              14,408
        Property and equipment                                 46,763
	Notes receivable					1,761
Liabilities:
        Accounts payable                                       14,141
        Customer deposits                                      53,823
        Notes payable                                         139,827
        Accrued interest                                       26,993
        Line of credit                                         10,550
        Stockholder loans                                     142,001
        Commitments                                            35,167


CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

INVENTORIES

Inventories consist primarily of product and are stated at the lower of cost or market value.


PROPERTY AND EQUIPMENT

Property and equipment are carried at cost. Depreciation of property and equipment is provided using the straight-line method for financial reporting purposes at rates based upon the estimated useful lives.

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from these estimates.







MILLENIUM ISTEC INC..
Notes to the Financial Statements
March 31, 1998

CONVERSION RATE

The Company conducts operations in Canada and therefore a substantial portion of its business is conducted in Canadian currency. Accounts carrying balances in Canadian currency were converted to United States Dollars at March 31, 1998 and 1997, for financial statement presentation using the applicable exchange rates of 1.4219 and 1.3835, respectively. The average exchange rates for these periods were used for translation of income and expenses.


BASIS OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. Inter-company transactions and balances have been eliminated in consolidation.

NOTE B - CUSTOMER DEPOSITS

During the years ended December 31, 1996 and 1997, Specialty Coatings, Inc. received deposits for future sales of product distributorships in British Columbia and Alberta, Canada. These distributorships were subsequently canceled with one refunded for $1,429 and the others renegotiated for shares of stock pending the Company's common stock becoming publicly traded. Mutual releases were negotiated during March 1998. The fees collected have been classified as customer deposits in the financial statements and will be repaid with common shares in the Company. The amount reclassified as customer deposits for the periods ended March 31, 1998 was $53,819.

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment for the quarter ended March 31, 1998, are summarized by major classifications as follows:

                                               1998
                                             --------
      Vehicles                              $ 20,618
      Equipment                               15,076
      Office equipment                        10,534
                                             --------
                                              46,228
      Less accumulated depreciation          (   680)
                                             --------
                                            $ 45,548
                                             ========


NOTE D - GOODWILL AND INTANGIBLE ASSETS.

As part of the reverse acquisition of the Company, the Company recognized goodwill of $716,051, which is being amortized over forty years. The amortization for the period ended March 31, 1998 was $1,520. Furthermore, as part of this transaction, management determined that $100,000 should be assigned to a licensing agreement with a remaining life of five years. The amortization of the license for March 31, 1998 was $1,699. Also management assigned $20,000 to the value of patent research representing patents not currently being amortized.

NOTE E - STOCKHOLDER LOANS

Stockholder loans are due on demand with interest accrued periodically at 15% on the unpaid balance of amounts due from Brian Boudreau and Marilyn Auriat. The amounts due from Art Lang are non-interest bearing and payable on demand. The amounts have fluctuated throughout the periods ended March 31, 1998 and 1997 as the Company has experienced fluctuating cash demands. Stockholder loans consist of the following balances at March 31 for the years shown below:





MILLENIUM ISTEC INC..
Notes to the Financial Statements
March 31, 1998

NOTE E - STOCKHOLDER LOANS (CONT.)


                                     1998                            1997
                              -----------------               -----------------

Brian Boudreau                    $  62,017                        $    -0-
Marilyn Auriat                       64,927                             -0-
Art Lang                             63,296                             -0-
Wilfred Walker                       13,430                             -0-

The total amount of interest accrued on stockholder loans for the quarter ended March 31, 1998 was:
Brian Boudreau                    $  17,528
Marilyn Auriat                       11,424
Art Lang                                -0-
Wilfred Walker                          -0-




The funds advanced by Art Lang and Wilfred Walker are currently under negotiation and it is expected that an interest rate of 10% will be used in determining the return on these and future advances.

NOTE F - STOCKHOLDERS' EQUITY

Prior to February 5, 1998, the Company had 1,000,000 issued and outstanding shares of common stock. On February 5, 1998, the Company transferred 2,800,000 newly issued shares of common stock, par value $0.001 per share of the Company in exchange for all of the common stock held by the former shareholders of Specialty Coatings, Inc., BC Thermal Dynamic Coatings Inc., and West Kootenay Lite-Form, Inc. In connection with the reverse merger transaction, Capital General Corporation ("Capital General") a Utah corporation and principal stockholder of the Company prior to the reverse merger transaction, and certain affiliates of Capital General received 200,000 shares of common stock for certain services rendered in connection with the reverse merger transaction. The shares of common stock issued to the new stockholders and to Capital General and its affiliates in connection with the reverse merger transaction are restricted securities within the meaning of Rule 144 promulgated under the Securities Act of 1933, as amended (the "Securities Act"), and, therefore, the resale of such shares are subject to the terms and conditions of Rule 144.

During 1998, the Company in association with one of its shareholders borrowed common stock for sale to other investors outside the United States. The funds raised from these sales were used to continue the Company's operations and to further its development. These transactions are being reviewed and may result in management approaching these shareholders with an appropriate solution for the recording of their stock, and if deemed appropriate, the return of the funds raised. As of March 31, 1998, the funds raised from these transactions amounted to $63,296.

NOTE G - INCOME TAXES

The Company is subject to income tax reporting in Canada and has net operating losses for the period ended March 31, 1998 of $31,634. This net-operating loss may be offset against future taxable income. Because of the likelihood that these carry-forwards may expire unused, no provision has been made for their utilization in these financial statements.





MILLENIUM ISTEC INC..
Notes to the Financial Statements
March 31, 1998

NOTE H - RELATED PARTY TRANSACTIONS

West Kootenay Lite-Form Inc. leases its warehousing facilities from its former shareholder who is a Director of Millenium Istec Inc. This lease is a month-to-month lease and is therefore being recorded as an operating lease.

West Kootenay Lite-Form Inc. has received an advance from an affiliated company. The advances, from West Kootenay Reinforcing, which bear no interest and have no fixed terms of repayment, amount to $60,228 at March 31, 1998.


NOTE I - RESEARCH AND DEVELOPMENT

Special Coatings, Inc. has been involved in research and development of sealant products. These products include a secondary wrap for below grade containment tanks used in the oil industry for underground storage of gasoline, a secondary wrap or blanket system for above ground oil and gas storage tanks which is impermeable by animals, waterproof, and UV resistant, a wear resistant deck and floor coat primer system and a water-resistant, weather-proofing acrylic latex architectural wall coat with greater wear resistance than paint. During the period ended March 31, 1998, Specialty Coatings expended no funds for the research and development of these products.

Specialty Coatings, Inc. also has plans to research and develop a latex-based, elastomeric coating for roof replacement on tar and gravel or metal buildings. This prospective product is expected to offer greater insulating efficiency and be more waterproof than current roof replacement.




NOTE J - LEASE COMMITMENTS

Specialty Coatings, Inc. leases office and shop facilities from Quiring Holdings for $1,000 per month. Simms Welding, Ltd. has subsequently acquired the facility from Quiring Holdings and the lease is currently being renegotiated. The original lease term was two years, however, the new owner has indicated that renegotiations may result in a month-to-month agreement with a 90-day notification clause.



NOTE K - COMMITMENTS AND CONTINGENCIES

Calgary Specialty Coatings gave to Specialty Coatings a deposit for a distributorship and also performed research and development services for which no payment was received. In exchange for the services and distributorship fees, the Company has agreed that 10,000 shares will be issued to Calgary Specialty Coatings at the Company's initial public trading date. Since the opening public trading price has not been established, and since the amount of this liability is indeterminate, no amount is reflected in these financial statements for the value of these research and development services.

During 1997, the chief executive officer of BC Thermal Dynamic Coatings Inc., hereinafter "BCT", has performed research and development services for the Company without compensation. BCT is a joint party with Specialty Coatings in the acquisition of the Company as further explained in Note A. BCT was also currently a minority shareholder of Specialty Coatings Inc. BCT agreed to receive an indeterminate amount of stock in the Company in lieu of compensation. No effect has been shown in the financial statements for this liability, which is considered immaterial.


NOTE L - GOING CONCERN

As shown in the financial statements, the Company incurred a net loss of $31,634 during the period ended March 31, 1998. Since March 31, 1998, the Company has not raised any substantial additional capital. These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of additional capital that might be necessary in the event the Company cannot continue existence.
financial statements do not include any adjustments relating to the



MILLENIUM ISTEC INC..
Notes to the Financial Statements
March 31, 1998

NOTE L - GOING CONCERN (CONT.)


Management of the Company is addressing its cash flow issues by the reverse merger and acquisition. (See Note A.) It is the goal of management that with the merger of these companies with similar product lines, greater financing will become available. The Company's management believes, that with the tank wrap program and the "Super House" program, utilizing the products under development or licensed to the companies, the Company can demonstrate to qualified investors its ability to compete in a marketplace which question the environmental content of its products. Energy efficient and environmentally friendly products, in management's belief, are the single most important focus for companies in the next century. The management is currently seeking interim financing to maintain operations and to position the Company for future equity investments.


















































Pro Forma Financial Information

Millenium Istec Inc.

The following pro forma combined Statements of Operations for the month ended March 31, 1998 are unaudited. These pro forma financial statements relate to the reverse acquisition of Environmental Development Corporation by Specialty Coatings ltd., BC Thermal Dynamic Coatings Inc. and West Kootenay Lite-Form Inc. Environmental Development Corporation (subsequently renamed Millenium Istec Inc.) issued 2,800,000 shares of common stock for 100% of the outstanding common stock of these companies.

The pro forma financial information have been prepared utilizing the historical financial statements of Millenium Istec Inc., Specialty Coatings ltd., BC Thermal Dynamic Coatings inc. and West Kootenay Lite-Form Inc. and should be read in conjunction with the separate historical financial statements and notes thereto of these Companies for the respective period presented.

The pro forma financial information is based on the purchase method of accounting. The pro forma combined Statements of Operations assume the acquisition had occurred at the beginning of the period presented in the statements. All intercompany accounts and transactions have been eliminated.

The pro forma combined financial statements do not purport to be indicative of the financial positions and results of operations and cash flows which actually would have been obtained if the acquisition had occurred on the date indicated or the results which may be obtained in the future.












































MILLENIUM ISTEC INC
Pro Forma Combined Balance Sheet
March 31, 1998
(Unaudited)
                                                                                BC
                                                                  West          Thermal
                                      Millenium     Specialty     Kootenay      Dynamic
                                      Istec         Coatings      Lite-Forms    Coatings                    Combined
                                      Inc.          Ltd.          Inc.          Inc.          Adjustments   Total
                                      -----------   -----------   -----------   -----------   -----------   -----------
ASSETS

CURRENT ASSETS
Cash and cash equivalents            $             $         957 $             $        3354 $       (2972)$        1339
Accounts receivable                                                       1806          2942                        4748
Inventory                                                    340          1137                                      1477
Advances from stockholder                                                  966         18364                       19330
Prepaid expenses                                                           633                                       633
GST paid on purchases                                       1512           497          3405            (1)         5414
                                        -----------   -----------   -----------   -----------   -----------   -----------
TOTAL CURRENT ASSETS                                        2809          5039         28065         (2973)        32940
                                        -----------   -----------   -----------   -----------   -----------   -----------

PROPERTY, PLANT & EQUIPMENT
Property & Equipment (net of
accumulated depreciation                                    8181          8047             0         29320         45548
                                        -----------   -----------   -----------   -----------   -----------   -----------

OTHER ASSETS
Notes receivable                                                          1760         38681        (40441)            0
Investments                                                                            14066        (14066)            0
Goodwill & Intangible property              485800                                                  347032        832832
                                        -----------   -----------   -----------   -----------   -----------   -----------
TOTAL OTHER ASSETS                          485800                        1760         52747        292525        832832
                                        -----------   -----------   -----------   -----------   -----------   -----------
TOTAL ASSETS                         $      485800 $       10990 $       14846 $       80812 $      318872 $      911320
                                       ============   ===========   ===========   ===========   ===========   ===========




































See accompanying accountant's review report and notes to financial statements.



MILLENIUM ISTEC INC
Pro Forma Combined Balance Sheet
March 31, 1998
(Unaudited)
                                                                                BC
                                                                  West          Thermal
                                      Millenium     Specialty     Kootenay      Dynamic
                                      Istec         Coatings      Lite-Forms    Coatings                    Combined
                                      Inc.          Ltd.          Inc.          Inc.          Adjustments   Total
                                      -----------   -----------   -----------   -----------   -----------   -----------
LIABILITIES

CURRENT LIABILITIES
Accounts payable                     $             $             $        7518 $        1235 $             $        8753
Bank drafts in excess of deposits                                         2972                       (2972)
Customer deposits                                          53819                                                   53819
Accrued interest                                           28951                                         1         28952
Line of credit                                                                         14066                       14066
GST charges on sales                                                       118          1352                        1470
Payable to related party                                   38681         58472          3516        (40441)        60228
Notes payable                                                832           345         63296        (12897)        51576
Stockholder loans                                         126944                       13430         63295        203669
                                        -----------   -----------   -----------   -----------   -----------   -----------
TOTAL CURRENT LIABILITIES                                 249227         69425         96895          6986        422533
                                        -----------   -----------   -----------   -----------   -----------   -----------

COMMITMENTS AND CONTINGENCIES
Commitments and contingencies                              35164                       50401        (50401)        35164
                                        -----------   -----------   -----------   -----------   -----------   -----------

STOCKHOLDERS EQUITY
Common stock                                  4000            70             1            84          (155)         4000
Retained earnings                            (1000)      (273471)       (54580)       (66568)       362985        (32634)
Additional paid in capital                  482800                                                                482800
Foreign currency translation adjustment                                                               (543)         (543)
                                        -----------   -----------   -----------   -----------   -----------   -----------
TOTAL STOCKHOLDERS EQUITY                   485800       (273471)       (54579)       (66484)       362287        453623
                                        -----------   -----------   -----------   -----------   -----------   -----------
TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY                  $      485800 $       10990 $       14846 $       80812 $      318872 $      911320
                                        ===========   ===========   ===========  ============   ===========   ===========


































See accompanying accountant's review report and notes to financial statements.



MILLENIUM ISTEC INC
Pro Forma Combined
Statement of Operations
Three Months Ended March 31, 1998
(Unaudited)

                                                                                BC
                                                                  West          Thermal
                                      Millenium     Specialty     Kootenay      Dynamic
                                      Istec         Coatings      Lite-Forms    Coatings                    Combined
                                      Inc.          Ltd.          Inc.          Inc.          Adjustments   Total
                                      -----------   -----------   -----------   -----------   -----------   -----------
REVENUES
Revenues                             $             $             $        1688 $        1716 $             $        3404
Cost of Revenues                                             636                         137                         773
                                        -----------   -----------   -----------   -----------   -----------   -----------
GROSS PROFIT                                                (636)         1688          1579                        2631
                                        -----------   -----------   -----------   -----------   -----------   -----------
EXPENSES
Administrative expenses                                      321            43         20427        (18708)         2083
Salaries                                                    1128                                                    1128
Professional services                                                                     95           (95)            0
Consulting                                                                              6386                        6386
Depreciation                                                 308           225                        3366          3899
Travel                                                                                               18803         18803
                                        -----------   -----------   -----------   -----------   -----------   -----------
TOTAL EXPENSES                                              1757           268         26908          3366         32299
                                        -----------   -----------   -----------   -----------   -----------   -----------
OTHER INCOME AND EXPENSES
Interest expense                                            1961             5                                      1966
                                        -----------   -----------   -----------   -----------   -----------   -----------
NET INCOME (LOSS)                    $             $       (4354)$        1415 $      (25329)$       (3366)$      (31634)
                                        ===========   ===========   ===========   ===========   ===========   ===========
EARNINGS (LOSS) PER SHARE            $        nil  $       (0.02)$        0.05 $       (0.01)$             $       (0.01)
                                        ===========   ===========   ===========   ===========   ===========   ===========
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                      4000000        200000         30400       2569600                     4000000
                                        ===========   ===========   ===========   ===========   ===========   ===========



































See accompanying accountant's review report and notes to financial statements.