Form 10QSB
period 1998-06-30
MILLENIUM ISTEC INC
filed 1999-02-12
CIK 894551

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

                 (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934

                          FOR THE QUARTERLY PERIOD ENDED:  June 30, 1998

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    Yes    ( )            No  (X)
The number of shares outstanding at January 31, 1999:
         4,000,000 shares of common stock
----------------------------------------------------------------------------
                                     -1-
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS OF MILLENIUM ISTEC INC.
         ---------------------------------------------
         (Hereinafter referred to as Registrant or Company)

The financial statements, and an accompanying independent accountants' report, are filed as part of this Quarterly Report at pages F-1 to F-18. In management's opinion, these financial statements present fairly in all material respects the Registrant's financial condition and changes in condition as of June 30, 1998 and December 31, 1997, and the results of operations, stockholders' equity and cash flows for the three months ended June 30, 1998 and 1997, in conformance with generally accepted accounting principles.

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

The Registrant as Environmental Development Corporation was a dormant development stage enterprise. The acquisition of the three Canadian subsidiaries, West Kootenay Lite-Forms Inc., Specialty Coatings Ltd., and BC Thermal Dynamic Coatings Inc., has resulted in active financial information since the month of March 1998. Prior to the acquisition, the Registrant did not have any operating activities or any other financial activities during the comparable periods of the financial statements.

The combined working capital reported on the consolidated financial statements for the period ended on June 30, 1998 was a deficit of $506,188. This deficit of working capital is attributed to the existing debt acquired in the acquisition of subsidiaries and additional short-term borrowing from shareholders. As discussed in the financial statements, the Registrant recognized a significant adjustment to its financial records in the recognition of goodwill and the related asset allocations called for under the purchase method of accounting for an acquisition. Upon reorganizing, management has begun to investigate significant sources of equity capital.

At June 30, 1998, $823,383 of the Company's total assets of $900,860 consisted of the balance of the goodwill and intangible assets acquired as
part of the reverse acquisition.   Management believes that the products
developed by Specialty Coatings Ltd. and the product license and construction management expertise of West Kootenay Lite-Forms Inc., when combined with the marketing expertise of BC Thermal Dynamic Coatings Inc., was worth the financial accounting allocation to intangible assets and goodwill. Once appropriate financial resources are acquired, the Registrant will continue with the development of the tank wrap program (utilizing the thermal coating technology) and the "Super House" program (utilizing the Lite-Form construction technology and new materials currently available or under development).


                                     -2-
LIQUIDITY AND CAPITAL RESOURCES

In the second quarter of 1998, the Company's current liabilities increased to $541,973 as loans from stockholders and other liabilities increased. Management believes, as the companies are consolidated subsequent to the merger, that a portion of these current liabilities will be converted into equity investments in the Registrant. The Registrant has no long-term debt.

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

In the second quarter of 1998, financial resources were provided by the sale of a stockholder's common shares to investors outside the United States and the sale proceeds loaned to the Registrant. These transactions are currently under review by management. After the completion of this review, management will initiate such action as it believes appropriate to stockholders affected, including rescission of the transactions and return of their funds. The issues raised include Regulation S, Rule 144 of the Securities Act of 1933, and others. For the three month period ending June 30, 1998 these stock transactions raised $113,370.

In April 1998, the Registrant sold a minority interest in West Kootenay Lite-Forms Inc. to a private Canadian investor for $13,590, for 40 shares of common stock in the subsidiary. The Registrant retained an 83.33% majority ownership in the 200 shares of common stock in West Kootenay Lite-Forms Inc. For the quarter ended June 30, 1998, a total of $1540 of income was allocated to this minority interest from the profitable operations of this subsidiary.



                                     -3-
RESULTS OF OPERATIONS - COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1997
                        AND JUNE 30, 1998, RESPECTIVELY.


During the corresponding three months of 1997, Environmental Development Corporation had no operating activities for comparison purposes. Since the acquired group of companies did not consolidate activities until March 1, 1998, the results of operations consist only of the month of March 1998. During the following three months the Company had revenues of $26,008 and costs associated with revenues of $12,304. The net loss for the three month period was $158,216. The majority of the Registrant's net loss is attributed to travel, consulting, research and development, administrative costs and the amortization of the acquisition allocations to goodwill, intangible assets and property.



PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

	     None.


Item 2.   Changes in Securities.

         	None.


Item 3.   Defaults upon Senior Securities.

	     None

Item 4.  Submission of Matters to a Vote of Security Holders.

	     None.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

	Exhibits.

		27  Financial Data Schedule

	Reports on Form 8-K.
            None during the quarter ended June 30, 1998. The following Form 8-K's have recently been amended.

		Form 8-K - Reverse Merger and Acquisition reported on the
                Form 8-K filed on February 22, 1998, which has been modified in a subsequent period by an Form 8-K/A filed January 21, 1999.

		Form 8-K - Change of Auditors and Change of Registrant's Name reported on the Form 8-K dated September 9, 1998, and modified in a subsequent Form 8-K/A filed on September 30, 1998.




                                     -4-
-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Millenium Istec Inc.



/s   Arnie Gustafson                      Dated:   February 4, 1999
----------------------------------
By:  Arnie Gustafson
Its:  President & Chief Executive Officer



/s   Murray Swales                        Dated:   February 4, 1999
-----------------------------------
By:  Murray Swales
Its:  Secretary, Treasurer and Principal Financial and Accounting Officer





































                                     -5-
INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and
Stockholders of Millenium Istec, Inc.
Nelson, British Columbia
Canada

We have reviewed the accompanying consolidated balance sheets of Millenium Istec, Inc. as of June 30, 1998 and 1997 and the related consolidated statements of operations, stockholders eqity and cash flows for the quarters and year-to-date periods then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Millenium Istec, Inc.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred net losses since its inception and has experienced severe liquidity problems. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. Management believes that the recent acquisition of operating subsidiaries and its capital acquisition plan will alleviate these concerns. Management's plans in regard to these matters also are described in Note N. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s Williams & Webster, P.S.

Williams & Webster, PS
Certified Public Accountants
Spokane, Washington
February 2, 1999











                                     F-1

MILLENIUM ISTEC, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                    June 30,        June 30,
                                                      1998            1997
                                              ------------------ ---------------
ASSETS

  CURRENT ASSETS
    Cash and cash equivalents                  $            2315  $            0
    Accounts receivable                                     3846               0
    Accounts receivable - officers                          3459               0
    Inventory                                              17973               0
    Prepaid expenses                                         408               0
    GST paid on purchases                                   7784               0
                                                     ------------    ------------

  TOTAL CURRENT ASSETS                                     35785               0
                                                     ------------    ------------

  FIXED ASSETS
    Property and equipment                                 44286               0
    Accumulated depreciation                               (2594)              0
                                                     ------------    ------------
  TOTAL FIXED ASSETS                                       41692               0
                                                     ------------    ------------

  OTHER ASSETS
    Goodwill and intangible assets, net of
       amortization of $12,668                            823383               0
                                                     ------------    ------------

                      TOTAL ASSETS             $          900860  $            0
                                                     ============    ============






















See accompanying accountant's review report and notes to financial statements.
                                     F-2

MILLENIUM ISTEC, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                     June 30,        June 30,
                                                       1998            1997
                                               ------------------ ---------------
LIABILITIES AND STOCKHOLDERS EQUITY

  CURRENT LIABILITIES
    Accounts payable                            $          38076 $             0
    Customer deposits                                      51998               0
    Stockholder loans                                     301067               0
    Accrued interest                                       33395               0
    Due to related party                                   59354               0
    Line of credit                                          3398               0
    GST charges on sales                                    5990               0
    Notes payable                                          48695               0
                                                     ------------    ------------
  TOTAL CURRENT LIABILITIES                               541973               0
                                                     ------------    ------------

  OTHER LIABILITIES
    Commitments and contingencies                          33974               0
                                                     ------------    ------------

  TOTAL LIABILITIES                                       575947               0
                                                     ------------    ------------

  MINORITY INTEREST                                        15130               0
                                                     ------------    ------------

  STOCKHOLDERS EQUITY
    Common stock, $.001 par value:  25,000,000
      shares authorized; 4,000,000 and 1,000,000
      shares issued and outstanding, respectively           4000            1000
    Additional paid in capital                            482800               0
    Accumulated deficit                                  (190850)          (1000)
    Foreign currency translation adjustment                13833               0
                                                     ------------    ------------
  TOTAL STOCKHOLDERS' EQUITY                              309783               0
                                                     ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY       $         900860 $             0
                                                     ============    ============












See accompanying accountant's review report and notes to financial statements.
                                     F-3

MILLENIUM ISTEC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
                                                Quarter Ended    Quarter Ended    Six Months Ended    Six Months Ended
                                                  June 30,         June 30,           June 30,             June 30,
                                                    1998             1997               1998                 1997
                                                 ----------      -----------          ---------           ----------
REVENUES                                   $          26008 $              0 $              29412 $                  0
COST OF REVENUES                                      12304                0                13077                    0
                                                  ----------       ----------         ------------           ----------
GROSS PROFIT                                          13704                0                16335                    0
                                                  ----------       ----------         ------------           ----------

EXPENSES
    Administrative expense                            18476                0                20559                    0
    Professional services                             18347                0                18347                    0
    Consulting                                        23426                0                29812                    0
    Travel                                            47291                0                66094                    0
    Contract wages                                     9739                0                10867                    0
    Research & development                            34782                0                34782                    0
    Depreciation & amortization                       11363                0                15262                    0
                                                  ----------       ----------         ------------           ----------
TOTAL EXPENSES                                       163424                0               195723                    0
                                                  ----------       ----------         ------------           ----------

  Income (loss) from operations                     (149720)               0              (179388)                   0

  Other (income) expense
    Distributorship fees                               1423                0                 1423                    0
    Interest expense                                   5533                0                 7499                    0
                                                  ----------       ----------         ------------           ----------
  TOTAL OTHER (INCOME) EXPENSE                         6956                0                 8922                    0
                                                  ----------       ----------         ------------           ----------

  Income (loss) before income taxes                 (156676)               0              (188310)                   0
  Income tax provision                                    0                0                    0                    0
                                                  ----------       ----------         ------------           ----------

NET INCOME PRIOR TO ALLOCATION TO
  MINORITY INTEREST                                 (156676)               0              (188310)                   0

INCOME ALLOCATED TO MINORITY INTEREST                 (1540)               0                (1540)                   0
                                                  ----------       ----------         ------------           ----------

NET INCOME (LOSS)                          $        (158216)$              0 $            (189850)$                  0
                                                  ==========       ==========         ============           ==========

NET LOSS PER CLASS A COMMON SHARE          $          (0.04)$           nil  $              (0.05)$               nil
                                                  ==========       ==========         ============           ==========

WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING                      4000000          1000000              4000000              1000000
                                                  ==========       ==========         ============           ==========



















See accompanying accountant's review report and notes to financial statements.
                                     F-4

MILLENIUM ISTEC, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
                                                                                 Accumulated
                                                                                  Foreign
                                                       Additional                 Currency             Total
                                   Number                Paid-in    Retained     Translation       Stockholders'
                                 Of Shares    Amount     Capital    Earnings      Adjustment          Equity
                                ------------ --------- ----------- -----------  -------------     ---------------
Beginning balance
  January 1, 1997                   1000000 $    1000     $      0   $  (1000)  $        0        $          0

Income (loss) from
  operations June 30, 1997                0         0            0          0            0                   0

Income (loss) from
  operations July 1, 1997
  to December 31, 1997                    0         0            0          0            0                   0
                                 ----------  -----------  ---------  ----------   -----------        ----------
Ending Balance
  December 31, 1997                 1000000      1000            0      (1000)           0                   0
                                 ----------  -----------  ---------  ----------   -----------        ----------
Issuance of stock for
  investment in subsidiaries        3000000      3000       482800          0            0              485800

Loss from operations,
  June 30, 1998                           0         0            0    (189850)           0             (189850)

Foreign currency translation
  adjustment, June 30, 1998               0         0            0          0        13833               13833
                                 ----------  -----------  ---------  ----------   -----------        ----------

Ending balance,
  June 30, 1998                     4000000 $    4000     $  482800  $(190850) $     13833         $    309783
                                 ==========  ===========  =========  ==========   ===========        ==========
































See accompanying accountant's review report and notes to financial statements.
                                     F-5

MILLENIUM ISTEC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                        Six Months Ended    Six Months Ended
                                                            June 30,             June 30,
                                                              1998                 1997
                                                      --------------------- --------------------
Cash flows from operating activities:
  Net Loss                                                  $      (189850)       $           0
  Adjustment to reconcile net loss  to net cash
    provided by operating activities:
    Depreciation and amortization                                    15262                    0
    Income allocated to minority interest                             1540                    0
    Decrease (increase) in:
      Accounts receivable                                             (733)                   0
      Inventory                                                     (16496)                   0
      Prepaid expenses                                                (408)                   0
      Stockholder receivables                                        14408                    0
      GST paid on purchases                                          (7784)                   0
    Increase (decrease in:
      Accounts payable                                               23955                    0
      Customer deposits                                              (1825)                   0
      Accrued interest                                                6042                    0
      Payables to related parties and stockholders                  (49378)                   0
      GST charges on sales                                            5990                    0
                                                                 ----------           ----------
NET CASH USED BY OPERATING ACTIVITIES                              (199277)                   0
                                                                 ----------           ----------

NET CASH USED BY INVESTING ACTIVITIES                                    0                    0
                                                                 ----------           ----------

Cash Flows from financing activities:
      Cash from subsidiaries acquired                                 1250                    0
      Proceeds from stockholder loans                               176666                    0
      Net payments on line of credit                                 (7152)                   0
      Proceeds from minority interest                                13590                    0
                                                                 ----------           ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                           184354                    0
                                                                 ----------           ----------

  Net increase (decrease) in cash and cash equivalents              (14923)                   0

  Foreign currency translation adjustment                            17238                    0

  Cash and cash equivalents, beginning of period                         0                    0
                                                                 ----------           ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                    $         2315        $           0
                                                                 ==========           ==========

SUPPLEMENTAL DISCLOSURE:
  Interest paid                                             $            0        $           0
                                                                 ==========           ==========

  Taxes paid                                                $            0        $           0
                                                                 ==========           ==========











See accompanying accountant's review report and notes to financial statements.
                                     F-6

MILLENIUM ISTEC, INC.
Notes to the Financial Statements
June 30, 1998


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS DESCRIPTION

The Company was incorporated in Nevada on March 14, 1990 as Environmental Development Corporation for the purpose of acquiring operating subsidiaries. Effective July 23, 1998, the Company changed its name from Environmental Development Corporation to Millenium Istec Inc. and commenced operating principally from offices in Nelson, British Columbia, Canada. As of February 5, 1998, the Company consummated a reverse merger transaction in which all of the common stock of the following companies was transferred to the Company solely in exchange for the issuance to the former shareholders of the Companies of 2,800,000 newly issued shares of common stock, par value $0.001 per share of the Company: Specialty Coatings Ltd., an Alberta, Canada corporation; Michael McCarthy Construction Ltd., a British Columbia, Canada corporation;
BC Thermal Dynamic Coatings Inc., a British Columbia, Canada Corporation; and West Kootenay Lite-Form Inc., a British Columbia, Canada corporation. Subsequent to the reverse merger transaction, the Company and the former shareholder of Michael McCarthy Construction Ltd. rescinded the transaction as it related to Michael McCarthy Construction Ltd. Environmental
Development was a development stage enterprise until the acquisition of operating subsidiaries. With this reverse acquisition, the Company was deemed to no longer be a developmental stage enterprise.

Millenium Istec Inc. is structuring strategic alliances with companies that have state-of-the-art technologies and systems that focus on environmental concerns, and industrial processes which demonstrate long-term environmentally friendly applications. With the acquisition of the above companies, Millenium has a platform to launch a storage tank wrap program, a "Super House" program and a research platform. The storage tank wrap program, currently being tested, provides an energy efficient coating of existing storage tanks with the additional benefits of sealing and monitoring any probable leaks in various environments. The "Super House" program is a new approach to building systems using leading-edge products and methods of construction to produce residential and commercial structures which are efficient in their energy demands and the energy used to construct them. Finally, management will use the technology, licenses and personnel acquired in its business acquisition as a platform to develop more and better products for the construction materials industry.

The following are summary descriptions of the Companies included:

Specialty Coatings Ltd. ("Specialty Coatings") is a Canadian corporation incorporated for the development of new ceramic sealant and oil/gas storage tank wraps. Specialty Coatings was incorporated in June 1996 and is currently developing and marketing these products.

West Kootenay Lite-Form Inc., ("West Kootenay") is a Canadian corporation incorporated in 1993 for the purpose of providing insulating forms for concrete construction. West Kootenay maintains office storage and warehouse facilities in Nelson, British Columbia, Canada. West Kootenay currently is developing new construction opportunities using energy efficient design in both commercial and residential construction.

BC Thermal Dynamic Coatings Inc., ("BC Thermal") is a Canadian corporation incorporated in June 1997 to develop new opportunities in the construction materials industry. BC Thermal is also developing additional coatings and marketing relationships.

                                    F-7
MILLENIUM ISTEC, INC.
Notes to the Financial Statements
June 30, 1998

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS DESCRIPTION
        (CONT.)

This summary of significant accounting policies of Millenium Istec, Inc. (the Company) is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

BUSINESS COMBINATION AND REVERSE ACQUISITION

Millenium Istec Inc., previously known as Environmental Development Corporation, was acquired in a reverse acquisition by Specialty Coatings Ltd., BC Thermal Dynamic Coatings Inc. and West Kootenay Lite-Forms Inc. in February 1998.
This acquisition is being accounted for under the purchase method of accounting. The results of operations represent the combined companies' operations since March 1, 1998. The total cost reflected in the financial statements for this business combination is $823,383 after amortization. This amount represents the value of the stock issued and the debts assumed by the new stockholder group. The 2,800,000 shares of common stock received was valued, based on a recent stock sale of $0.17 per share, resulting in a total value of $485,800 being assigned to the acquisition. Management allocated $100,000 to licensing agreements for the representation of "Lite-Form" building systems in parts of Canada and the United States, $30,000 to the fair market value of property and equipment in place in the companies, $20,000 to the costs of patent pending developments, and the balance of $716,051 to goodwill. The goodwill is currently expected to be amortized over forty years for financial statement purposes. In the reverse acquisition, the Company acquired the following assets and liabilities in exchange for its common stock in the acquiring companies:

Assets:
        Cash                              $       1,250
        Inventory                                 1,477
        Accounts receivable                       6,572
        Stockholder receivables                  14,408
	  Property and equipment	             46,763
        Notes receivable                          1,761
Liabilities:
        Accounts Payable                         14,141
        Customer Deposits                        53,823
        Notes Payable                           139,827
        Accrued interest                         26,993
        Line of credit                           10,550
        Stockholder loans                       142,001
        Commitments                              35,167






                                     F-8
MILLENIUM ISTEC, INC.
Notes to the Financial Statements
June 30, 1998

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS DESCRIPTION
         (CONT.)

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

INVENTORIES

Inventories consist primarily of product and are stated at the lower of cost or market value using the LIFO method.

PROPERTY AND EQUIPMENT

Property and equipment are carried at cost. Depreciation of property and equipment is provided using the straight-line method for financial reporting purposes at rates based the estimated useful lives.

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

CONVERSION RATE

The Company conducts operations in Canada and therefore a substantial portion of its business is conducted in Canadian currency. Accounts carrying balances in Canadian currency were converted to United States Dollars at June 30, 1998 and 1997, for financial statement presentation using the applicable exchange rates of 1.4717 and 1.3810, respectively. The average exchange rates for these periods were used for translation of income and expenses. Foreign currency translation resulted in an aggregate exchange gain of $14,376 for the quarter ended June 30, 1998 and a $13,833 gain for the year of 1998.

BASIS OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the company and all of its wholly owned subsidiaries. Inter-company transactions and balances have been eliminated in consolidation.











                                     F-9
MILLENIUM ISTEC, INC.

Notes to the Financial Statements
June 30, 1998

NOTE B - CUSTOMER DEPOSITS

During the years ended December 31, 1996 and 1997, Specialty Coatings Ltd. received deposits for future sales of product distributorships in British Columbia and Alberta, Canada. These transactions were subsequently canceled with one depositor receiving $1,429 and the others renegotiated for shares of stock pending the Company's common stock becoming publicly traded. Mutual releases were negotiated during March 1998. The fees collected have been classified as customer deposits in the financial statements and will be repaid with common shares in the Company. The amount reclassified as customer deposits for the periods ended June 30, 1998 was $51,998.



NOTE C - PROPERTY AND EQUIPMENT

Property and equipment for the quarter ended June 30, 1998, are summarized by major classifications as follows:


                                               1998
                                             --------
      Vehicles                              $ 19,920
      Equipment                               14,188
      Office equipment                        10,178
                                             --------
                                              44,286
      Less accumulated depreciation          ( 2,594)
                                             --------
                                            $ 41,692
                                             ========


NOTE D - GOODWILL AND INTANGIBLE ASSETS.

As part of the reverse acquisition of the Company, the Company recognized goodwill of $716,051, which is being amortized over forty years. The amortization for the period ended June 30, 1998 was $5,983. Furthermore, as part of this transaction, management determined that $100,000 should be assigned to a licensing agreement with a remaining life of five years. The amortization for June 30, 1998 was $6,685. Also management assigned $20,000 to the value of patent research, representing patents pending but not currently being amortized.











                                     F-10

MILLENIUM ISTEC, INC.
Notes to the Financial Statements
June 30, 1998

NOTE E - STOCKHOLDER LOANS

Stockholder loans are due on demand with interest accrued periodically at 15% on the unpaid balance of amounts due from Brian Boudreau and Marilyn Auriat. The amounts due to. Art Lang are non-interest bearing and payable on demand. The amounts have fluctuated throughout the periods ended June 30, 1998, as the Company has experienced fluctuating cash demands. Stockholder loans consist of the following balances at June 30 for the years shown below:

                                    1998                            1997
                                --------------                 ---------------
Brian Boudreau                    $  55,607                        $    -0-
Marilyn Auriat                       55,819                             -0-
Art Lang                            176,666                             -0-
Wilfred Walker                       12,975                             -0-

The total amount of interest accrued on stockholder loans for the quarter ended June 30, 1998 was:
Brian Boudreau                    $  19,723
Marilyn Auriat                       13,672
Art Lang                                -0-
Wilfred Walker                          -0-



The determination of applicable interest charges for funds advanced by Art Lang and Wilfred Walker is currently under negotiation and it is expected that an interest rate of 10% will be used in determining the return on these and future advances.

NOTE F - NOTES PAYABLE AND LINE OF CREDIT

BC Thermal Dynamic Coatings Inc. owes funds which consist of a ninety-day renewable non-interest bearing note secured by shareholder collateral. As of June 30, 1998 the amount of this note was $48,695.

BC Thermal Dynamic Coatings Inc., and its shareholders, have a line of credit with the Royal Bank of Canada bearing interest at Canadian prime plus 2% payable monthly. The maximum amount allowable is $13,590 with a minimum of $3,398. At June 30, 1998 the Canadian prime rate was 6.5% and the amount carried for the line of credit was $3,398.

NOTE G - MINORITY INTEREST

In April 1998, the Company sold a 16 2/3% minority interest in West Kootenay Lite-Forms Inc. to private investors for $13,590. The value shown for this minority interest on the accompanying balance sheets as of June 30, 1998 is $15,130, which includes $1,540 income from West Kootenay's operations in the current quarter.




                                     F-11
MILLENIUM ISTEC, INC.
Notes to the Financial Statements
June 30, 1998

NOTE H - STOCKHOLDERS' EQUITY

Prior to February 5, 1998, the Company had 1,000,000 issued and outstanding shares of common stock. On February 5, 1998, the Company transferred
2,800,000 newly issued shares of common stock, par value $0.001 per share of the Company in exchange for the common stock held by the former shareholders of Specialty Coatings Ltd., BC Thermal Dynamic Coatings Inc., and West
Kootenay Lite-Form, Inc in these companies. In connection with the reverse merger transaction, Capital General Corporation ("Capital General") a Utah corporation and principal stockholder of the Company prior to the reverse merger transaction, and certain affiliates of Capital General received 200,000 shares of common stock for certain services rendered in connection with the reverse merger transaction. The shares of common stock issued to the new stockholders and to Capital General and its affiliates in connection with the reverse merger transaction are restricted securities within the meaning of Rule 144 promulgated under the Securities Act of 1933, as amended (the "Securities Act"), and, therefore, the resale of such shares are subject to the terms and conditions of Rule 144.

During 1998, the Company in association with a stockholder, sold common stock to other investors outside the United States and the sales proceeds were loaned to the Company. The funds raised from these sales were used to continue the Company's operations and to further its developments.
These transactions are being reviewed by management. After the completion of this review, management will initiate such action as it believes appropriate to stockholders affected, including rescission of the transactions and return of their funds. The issues raised include
Regulation S, Rule 144 of the Securities Act of 1933, and others. For the six months ended June 30, 1998, the funds raised from these transactions amounted to $176,666.

NOTE I - INCOME TAXES

The Company's subsidiaries are subject to income tax reporting in Canada and have in total net-operating losses for the period ended June 30, 1998 of $189,850. This net-operating loss may be offset against future taxable income. Because of the likelihood that these carry-forwards may expire unused, no provision has been made for their utilization in these financial statements.

NOTE J - RELATED PARTY TRANSACTIONS

West Kootenay Lite-Form Inc. leases its warehousing facilities from its sole shareholder. This lease is a month-to-month lease and is therefore being recorded as an operating lease.

West Kootenay Lite-Form Inc. has received an advance from an affiliated company. The advances, from West Kootenay Reinforcing, which bear no interest and have no fixed terms of repayment, amount to $59,354 at June 30, 1998.

NOTE K - RESEARCH AND DEVELOPMENT

Special Coatings, Inc. is currently involved in research and development of sealant products. These products include a secondary wrap for below grade containment tanks used in the oil industry for underground storage of gasoline, a secondary wrap or blanket system for above ground oil and gas storage tanks which is impermeable by animals, waterproof, and UV resistant, a wear resistant deck and floor coat primer system and a water-resistant,
                                     F-12
MILLENIUM ISTEC, INC.
Notes to the Financial Statements
June 30, 1998

NOTE K - RESEARCH AND DEVELOPMENT (CONT.)

weather-proofing acrylic latex architectural wall coat with greater wear resistance than paint. During the quarter ended June 30, 1998, Specialty Coatings expended $34,782 for the research and development of these products.

Specialty Coatings Ltd. also has plans to research and develop a latex-based, elastomeric coating for roof replacement on tar and gravel or metal buildings. This prospective product is expected to offer greater insulating efficiency and be more waterproof than current roof replacement.

NOTE L - LEASE COMMITMENTS

Specialty Coatings Ltd. leases office and shop facilities from Quiring Holdings for $1,000 per month. Simms Welding, Ltd. has subsequently acquired the facility from Quiring Holdings and the lease is currently being renegotiated. The original lease term was two years, however, the new owner has indicated that renegotiations may result in a month-to-month agreement with a 90-day notification clause.

NOTE M - COMMITMENTS AND CONTINGENCIES

Calgary Specialty Coatings gave to Specialty Coatings a deposit for a distributorship and also performed research and development services for which no payment was received. In exchange for the services and distributorship fees, the Company has agreed that 10,000 shares will be issued to Calgary Specialty Coatings at the Company's initial public trading date. Since the opening public trading price has not been established, and since the amount of this liability is not determinable. Management's current estimate of the value of these services is $33,974 and is reflected in these financial statements.

During 1997, the chief officer of BC Thermal Dynamic Coatings Inc., hereinafter "BCT", has performed research and development services for the Company without compensation. BCT is a joint party with Specialty Coatings in the acquisition of the Company as further explained in Note A. BCT was also currently a minority shareholder of Specialty Coatings Ltd. BCT agreed to receive an indeterminate amount of stock in the Company in lieu of compensation. No effect has been shown in the financial statements for this liability, which is considered immaterial.


















                                     F-13
MILLENIUM ISTEC, INC.
Notes to the Financial Statements
June 30, 1998

NOTE N - GOING CONCERN

As shown in the financial statements, the Company incurred a net loss of $189,850 during the six month period ended June 30, 1998. Since June 30, 1998, the Company has not raised any substantial additional capital. These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of additional capital that might be necessary in the event the Company cannot continue existence.

Management of the Company is addressing its cash flow issues created by the reverse merger and acquisition. (See Note A.) It is the goal of management that with the merger of these companies with similar product lines, greater financing will become available. The Company's management believes, that with the tank wrap program and the "Super House" program, utilizing the products under development or licensed to the companies, the Company can demonstrate to qualified investors its ability to compete in a marketplace which questions the environmental content of its products. Energy efficient and environmentally friendly products, in management's belief, are the single most important focus for companies in the next century. The management is currently seeking interim financing to maintain operations and to position the Company for future equity investments.



































                                     F-14
Pro Forma Financial Information

Millenium Istec Inc.

The following pro forma combined Statements of Operations for the quarter ended June 30, 1998 are unaudited. These pro forma financial statements relate to the reverse acquisition of Environmental Development Corporation by Specialty Coatings Ltd., BC Thermal dynamic Coatings Inc. and West Kootenay Lite-Form Inc. Environmental Development Corporation (subsequently renamed Millenium Istec Inc.) issued 2,800,000 shares of common stock for 100% of the outstanding common stock of these companies.

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


































                                     F-15

MILLENIUM ISTEC INC
Pro Forma Combined Balance Sheet
June 30, 1998
(Unaudited)
                                                                                BC
                                                                  West          Thermal
                                      Millenium     Specialty     Kootenay      Dynamic
                                      Istec         Coatings      Lite-Forms    Coatings                    Combined
                                      Inc.          Ltd.          Inc.          Inc.          Adjustments   Total
                                      -----------   -----------   -----------   -----------   -----------   -----------
ASSETS

CURRENT ASSETS
Cash and cash equivalents            $             $         349 $             $        1966 $             $        2315
Accounts receivable                                                       2355          1491                        3846
Accounts receivable - officers                                 0             0          3459                        3459
Inventory                                                   1161         16812                                     17973
Prepaid expenses                                                           408                                       408
GST paid on purchases                                       1498          1684          4602                        7784
                                        -----------   -----------   -----------   -----------   -----------   -----------
TOTAL CURRENT ASSETS                                        3008         21259         11518                       35785
                                        -----------   -----------   -----------   -----------   -----------   -----------

PROPERTY, PLANT & EQUIPMENT
Property & Equipment (net of
accumulated depreciation                                    7030          6748           509         27405         41692
                                        -----------   -----------   -----------   -----------   -----------   -----------

OTHER ASSETS
Notes receivable                                                         11968        300087       (312055)
Investments                                                                            13590        (13590)
Goodwill & Intangible property              485800                                                  337583        823383
                                        -----------   -----------   -----------   -----------   -----------   -----------
TOTAL OTHER ASSETS                          485800                       11968        313677         11938        823383
                                        -----------   -----------   -----------   -----------   -----------   -----------
TOTAL ASSETS                         $      485800 $       10038 $       39975 $      325704 $       39343 $      900860
                                        ===========   ===========   ===========   ===========   ===========   ===========






























The accompanying notes are an integral part of these financial statements.
                                     F-16

MILLENIUM ISTEC INC
Pro Forma Combined Balance Sheet
June 30, 1998
(Unaudited)
                                                                                BC
                                                                  West          Thermal
                                      Millenium     Specialty     Kootenay      Dynamic
                                      Istec         Coatings      Lite-Forms    Coatings                    Combined
                                      Inc.          Ltd.          Inc.          Inc.          Adjustments   Total
                                      -----------   -----------   -----------   -----------   -----------   -----------
LIABILITIES

CURRENT LIABILITIES
Accounts payable                     $             $       22895 $       11591 $        2727 $             $       38076
Customer deposits                                          51998                                                   51998
Accrued interest                                           33394                                         1         33395
Line of credit                                                                          3397             1          3398
GST charges on sales                                        2817          1312          1861                        5990
Payable to related party                                   72026         54795        202743       (270210)        59354
Notes payable                                                                          48695                       48695
Stockholder loans                                         111426            41        189600                      301067
                                        -----------   -----------   -----------   -----------   -----------   -----------
TOTAL CURRENT LIABILITIES                                 294556         68602        449023       (270208)       541973
                                        -----------   -----------   -----------   -----------   -----------   -----------

COMMITMENTS AND CONTINGENCIES
Commitments and contingencies                              33974                                                   33974
                                        -----------   -----------   -----------   -----------   -----------   -----------

Minority Interest                                                                                    15130         15130
                                        -----------   -----------   -----------   -----------   -----------   -----------

STOCKHOLDERS EQUITY
Common stock                                  4000            68         13590            82        (13740)         4000
Accumulated deficit                          (1000)      (318560)       (42217)      (123401)       294328       (190850)
Additional paid in capital                  482800                                                                482800
Foreign currency translation adjustment                                                              13833         13833
                                        -----------   -----------   -----------   -----------   -----------   -----------
TOTAL STOCKHOLDERS EQUITY                   485800       (318492)       (28627)      (123319)       294421        309783
                                        -----------   -----------   -----------   -----------   -----------   -----------
TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY                  $      485800 $       10038 $       39975 $      325704 $       39343 $      900860
                                        ===========   ===========   ===========   ===========   ===========   ===========


























The accompanying notes are an integral part of these financial statements.
                                     F-17

MILLENIUM ISTEC INC
Pro Forma Combined
Statement of Operations
Six Months Ended June 30, 1998
(Unaudited)
                                                                                BC
                                                                  West          Thermal
                                      Millenium     Specialty     Kootenay      Dynamic
                                      Istec         Coatings      Lite-Forms    Coatings                    Combined
                                      Inc.          Ltd.          Inc.          Inc.          Adjustments   Total
                                      -----------   -----------   -----------   -----------   -----------   -----------
REVENUES
Revenues                             $             $             $       19417 $       10079 $             $       29496
Cost of Revenues                                             636         10406          6280                       17322
                                        -----------   -----------   -----------   -----------   -----------   -----------
GROSS PROFIT                                                (636)         9011          3799                       12174
                                        -----------   -----------   -----------   -----------   -----------   -----------
EXPENSES
Administrative expenses                                    10465          1611         35860                       47936
Salaries                                                   11900           878          4470                       17248
Professional services                                       4250             0         19050                       23300
Consulting                                                     0             0         32625                       32625
Depreciation and amortization                               1786          2849             0         12792         17427
Research & development                                     47715             0             0                       47715
Travel                                                       186             0         21606         44302         66094
                                        -----------   -----------   -----------   -----------   -----------   -----------
TOTAL EXPENSES                                             76302          5338        113611         57094        252345
                                        -----------   -----------   -----------   -----------   -----------   -----------
OTHER INCOME AND EXPENSES
Allocation to minority interest                                0             0            0           1540          1540
Distributorship fees                                        1423             0            0              0          1423
Interest expense                                            5524            62            0              0         11507
Sale of manufacturing rights                              (28133)            0            0              0         28133
                                        -----------   -----------   -----------   -----------   -----------   -----------
NET INCOME (LOSS)                    $             $      (61673)$        3611 $    (109812)$        58634 $     (226508)
                                        ============  ============  ============  ============  ============  ============
EARNINGS (LOSS) PER SHARE            $        nil  $       (0.31)$        0.12 $      (0.04)$              $       (0.06)
                                        ============  ============  ============  ============                ============
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                      1146328        200000         30400       2569600                     3959322
                                        ============  ============  ============  ============                ============

























The accompanying notes are an integral part of these financial statements.
                                     F-18