Form 10QSB
period 1998-09-30
MILLENIUM ISTEC INC
filed 1999-02-12
CIK 894551

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

                          FOR THE QUARTERLY PERIOD ENDED:  September 30, 1998

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

                    Yes    ( )            No  (X)


                                      -1-
The number of shares outstanding at January 31, 1999:
         4,000,000 shares of common stock
----------------------------------------------------------------------------
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS OF MILLENIUM ISTEC INC.
         ---------------------------------------------
         (Hereinafter referred to as Registrant or Company)

The financial statements, and an accompanying independent accountants' report, are filed as part of this Quarterly Report at pages F-1 to F-18. In management's opinion, these financial statements present fairly in all material respects the Registrant's financial condition and changes in condition as of September 30, 1998 and December 31, 1997, and the results of operations, stockholders' equity and cash flows for the nine months ended September 30, 1998 and 1997, in conformance with generally accepted accounting principles.

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

The Registrant as Environmental Development Corporation was a dormant development stage enterprise. The acquisition of the three Canadian subsidiaries, West Kootenay Lite-Forms Inc., Specialty Coatings Ltd., and BC Thermal Dynamic Coatings Inc., has resulted in active financial information since the month of March, 1998. Prior to the acquisition, the Registrant did not have any operating activities or any other financial activities during the comparable periods of the financial statements.

The combined working capital reported on the consolidated financial statements for the period ended on September 30, 1998 was a deficit of $594,541. This deficit of working capital is attributed to the existing debt acquired in the acquisition of subsidiaries and additional short-term borrowing from shareholders. As discussed in the financial statements, the Registrant recognized a significant adjustment to its financial records in the recognition of goodwill and the related asset allocations called for under the purchase method of accounting for an acquisition. Upon reorganizing, management has begun to investigate significant sources of equity capital.

At September 30, 1998, $813,829 of the Company's total assets of $890,717 consisted of the unamortized balance of the goodwill and intangible assets
acquired as part of the reverse acquisition.   Management believes that the
products developed by Specialty Coatings Ltd. and the product license and construction management expertise of West Kootenay Lite-Forms Inc., when combined with the marketing expertise of BC Thermal Dynamic Coatings Inc., was worth the financial accounting allocation to intangible assets and goodwill. Once appropriate financial resources are acquired, the Registrant will continue with the development of the tank wrap program (utilizing the thermal coating technology) and the "Super House" program (utilizing the Lite-Form construction technology and new materials currently available or under development).
                                     -2-
LIQUIDITY AND CAPITAL RESOURCES

In the third quarter of 1998, the Company's current liabilities increased to $633,231 as loans from stockholders and other liabilities increased. Management believes, as the companies are consolidated subsequent to the merger, that a portion of these current liabilities will be converted into equity investments in the Registrant. The Registrant has no long-term debt.

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

In the third quarter of 1998, financial resources were provided by the sale of a stockholder's common shares to investors outside the United States and the sale proceeds loaned to the Registrant. These transactions are currently under review by management. After the completion of this review, management will initiate such action as it believes appropriate to stockholders affected, including rescission of the transactions and return of their funds. The issues raised include Regulation S, Rule 144 of the Securities Act of 1933, and others. For the three month period ending September 30, 1998 these stock transactions raised $133,294 and a total for the year of $309,920.

In April 1998, the Registrant sold a minority interest in West Kootenay Lite-Forms Inc. to a private Canadian investor for $13,590, for 40 shares of common stock in the subsidiary. The Registrant retained an 83.33% majority ownership in the 200 shares of common stock in West Kootenay Lite-Forms Inc. During the second and third quarters of 1998, a total of $1,576 of income was allocated to this minority interest from the profitable operations of this subsidiary.




                                     -3-
RESULTS OF OPERATIONS - COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1997
                        AND SEPTEMBER 30, 1998, RESPECTIVELY.


During the corresponding three months of 1997, Environmental Development Corporation had no operating activities for comparison purposes. Since the acquired group of companies did not consolidate activities until March 1, 1998, the results of operations consist only of the month of March 1998. During the following six months the Company had revenues of $53,413 and costs associated with revenues of $27,190. The net loss for the three month period ending September 30, 1998 was $119,483, for a seven month net loss total for 1998 of $309,333. The majority of the Registrant's net loss in the third quarter is attributed to administrative costs, travel, consulting, professional fees and the amortization of the acquisition allocations to goodwill, intangible assets and property.

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


Millenium Istec Inc.



/s   Arnie Gustafson                      Dated:   February 5, 1999
----------------------------------
By:  Arnie Gustafson
Its:  President & Chief Executive Officer



/s   Murray Swales                        Dated:   February 5, 1999
-----------------------------------
By:  Murray Swales
Its:  Secretary, Treasurer and Principal Financial and Accounting Officer





































                                     -5-
INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and
Stockholders of Millenium Istec, Inc.
Nelson, British Columbia
Canada

We have reviewed the accompanying consolidated balance sheets of Millenium Istec, Inc. as of September 30, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the quarters and year-to-date periods then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Millenium Istec, Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accounting principles.

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

/s Williams & Webster, P.S.

Williams & Webster, PS
Certified Public Accountants
Spokane, Washington
February 4, 1999











                                     F-1

MILLENIUM ISTEC, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                  September 30,    September 30,
                                                      1998            1997
                                              ------------------ ---------------
ASSETS

  CURRENT ASSETS
    Cash and cash equivalents                  $            1407  $            0
    Accounts receivable                                     5961               0
    Accounts receivable - officers                          6888               0
    Inventory                                              18419               0
    Prepaid expenses                                         393               0
    GST paid on purchases                                   5622               0
                                                     ------------    ------------

  TOTAL CURRENT ASSETS                                     38690               0
                                                     ------------    ------------

  FIXED ASSETS
    Property and equipment                                 42471               0
    Accumulated depreciation                               (4273)              0
                                                     ------------    ------------
  TOTAL FIXED ASSETS                                       38198               0
                                                     ------------    ------------

  OTHER ASSETS
    Goodwill and intangible assets, net of
       amortization of $22,222                            813829               0
                                                     ------------    ------------

                      TOTAL ASSETS             $          890717  $            0
                                                     ============    ============






















See accompanying accountant's review report and notes to financial statements.
                                     F-2

MILLENIUM ISTEC, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                   September 30,    September 30,
                                                       1998            1997
                                               ------------------ ---------------
LIABILITIES AND STOCKHOLDERS EQUITY

  CURRENT LIABILITIES
    Accounts payable                            $          20232 $             0
    Customer deposits                                      50141               0
    Stockholder loans                                     415195               0
    Accrued interest                                       36784               0
    Due to related party                                   56286               0
    Line of credit                                          3276               0
    GST charges on sales                                    4361               0
    Notes payable                                          46956               0
                                                     ------------    ------------
  TOTAL CURRENT LIABILITIES                               633231               0
                                                     ------------    ------------

  OTHER LIABILITIES
    Commitments and contingencies                          32761               0
                                                     ------------    ------------

  TOTAL LIABILITIES                                       665992               0
                                                     ------------    ------------

  MINORITY INTEREST                                        15166               0
                                                     ------------    ------------

  STOCKHOLDERS' EQUITY
    Common stock, $.001 par value:  25,000,000
      shares authorized; 4,000,000 and 1,000,000
      shares issued and outstanding, respectively           4000            1000
    Additional paid-in capital                            482800               0
    Accumulated deficit                                  (310333)          (1000)
    Foreign currency translation adjustment                33092               0
                                                     ------------    ------------
  TOTAL STOCKHOLDERS' EQUITY                              209559               0
                                                     ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $         890717 $             0
                                                     ============    ============












See accompanying accountant's review report and notes to financial statements.
                                     F-3

MILLENIUM ISTEC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
                                                Quarter Ended    Quarter Ended    Nine Months Ended    Nine Months Ended
                                                September 30,    September 30,      September 30,       September 30,
                                                    1998             1997               1998                 1997
                                                 ----------      -----------          ---------           ----------
REVENUES                                   $          24001 $              0 $              53413 $                  0
COST OF REVENUES                                      14113                0                27190                    0
                                                  ----------       ----------         ------------           ----------
GROSS PROFIT                                           9888                0                26223                    0
                                                  ----------       ----------         ------------           ----------

EXPENSES
    Administrative expense                            27222                0                47053                    0
    Consulting                                        12474                0                42286                    0
    Travel                                            40660                0               106754                    0
    Contract wages                                     3233                0                14100                    0
    Research & development                             1983                0                36765                    0
    Professional fees                                 24299                0                43374                    0
    Depreciation & amortization                       11233                0                26495                    0
                                                  ----------       ----------         ------------           ----------
TOTAL EXPENSES                                       121104                0               316827                    0
                                                  ----------       ----------         ------------           ----------

  Income (loss) from operations                     (111216)               0              (290604)                   0

  Other (income) expense
    Distributorship fees                                  0                0                 1423                    0
    Interest expense                                   8231                0                15730                    0
                                                  ----------       ----------         ------------           ----------
  TOTAL OTHER (INCOME) EXPENSE                         8231                 0               17153                    0
                                                  ----------       ----------         ------------           ----------

  Income (loss) before income taxes                 (119447)               0              (307757)                   0
  Income tax provision                                    0                0                    0                    0
                                                  ----------       ----------         ------------           ----------

NET LOSS PRIOR TO ALLOCATION TO
  MINORITY INTEREST                                 (119447)               0              (307757)                   0

INCOME ALLOCATED TO MINORITY INTEREST                   (36)               0                (1576)                   0
                                                  ----------       ----------         ------------           ----------

NET INCOME (LOSS)                          $        (119483)$              0 $            (309333)$                  0
                                                  ==========       ==========         ============           ==========

NET LOSS PER CLASS A COMMON SHARE          $          (0.03)$           nil  $              (0.08)$               nil
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
                                                  ==========       ==========         ============           ==========



















See accompanying accountant's review report and notes to financial statements.
                                     F-4

MILLENIUM ISTEC, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
                                                                                  Accumulated
                                                                                    Foreign
                                                       Additional                   Currency            Total
                                   Number                Paid-in    Retained      Translation        Stockholders'
                                 Of Shares    Amount     Capital    Earnings       Adjustment           Equity
                                ------------ --------- ----------- -----------   --------------    ---------------
Beginning balance
  January 1, 1997                   1000000   $  1000     $      0   $  (1000)   $          0      $          0

Income (loss) from
  operations September 30, 1997           0         0            0          0               0                 0

Income (loss) from
  operations October 1, 1997
  to December 31, 1997                    0         0            0          0               0                 0
                                 ----------  ----------- ---------   ----------    -----------        ----------
Ending Balance
  December 31, 1997                 1000000      1000            0      (1000)              0                 0
                                 ----------  ----------- ---------   ----------    -----------        ----------
Issuance of stock for
  investment in subsidiaries        3000000      3000       482800          0               0            485800

Loss from operations, nine months
  ended September 30, 1998                0         0            0    (309333)              0           (309333)

Accumulated foreign currency
  translation adjustment,
  gain- September 30, 1998                0         0            0          0           33092             33092
                                 ----------  ----------- ---------   ----------    -----------        ----------
Ending balance,
  September 30, 1998                4000000   $  4000     $ 482800   $(310333)   $      33092      $     209559
                                 ==========  =========== =========   ==========    ===========        ==========
































See accompanying accountant's review report and notes to financial statements.
                                     F-5

MILLENIUM ISTEC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                            Nine Months Ended    Nine Months Ended
                                                              September 30,        September 30,
                                                                  1998                 1997
                                                          --------------------- --------------------
Cash flows from operating activities:
  Net Loss                                                  $      (309333)       $           0
  Adjustment to reconcile net loss  to net cash
    provided by operating activities:
    Depreciation and amortization                                    26495                    0
    Income allocated to minority interest in subsidiary               1576                    0
    Decrease (increase) in:
      Accounts receivable                                            (6277)                   0
      Inventory                                                     (16942)                   0
      Prepaid expenses                                                (393)                   0
      Stockholder receivables                                        14408                    0
      GST paid on purchases                                          (5622)                   0
    Increase (decrease in:
      Accounts payable                                                6111                    0
      Customer deposits                                              (3682)                   0
      Accrued interest                                                9431                    0
      Payable to related parties and stockholders                   (72269)                   0
      Line of credit                                                 (7274)                   0
      GST charges on sales                                            4361                    0
                                                                 ----------           ----------
NET CASH USED BY OPERATING ACTIVITIES                              (359410)                   0
                                                                 ----------           ----------

NET CASH USED BY INVESTING ACTIVITIES
  Purchase of property and equipment                                  (491)                    0
                                                                 ----------           ----------

Cash Flows from financing activities:
      Cash from subsidiaries acquired                                 1250                    0
      Proceeds from stockholder loans                               316472                    0
      Net payments on line of credit                                 (7274)                   0
      Proceeds from minority interest                                13590                    0
                                                                 ----------           ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                           324038                    0
                                                                 ----------           ----------

  Net increase (decrease) in cash and cash equivalents              (35863)                   0

  Foreign currency translation adjustment                            37270                    0

  Cash and cash equivalents, beginning of period                         0                    0
                                                                 ----------           ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                    $         1407        $           0
                                                                 ==========           ==========

SUPPLEMENTAL DISCLOSURE:
  Interest paid                                             $         3361        $           0
                                                                 ==========           ==========

  Taxes paid                                                $            0        $           0
                                                                 ==========           ==========









See accompanying accountant's review report and notes to financial statements.
                                     F-6

MILLENIUM ISTEC, INC.
Notes to the Financial Statements
September 30, 1998

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS DESCRIPTION

The Company was incorporated in Nevada on March 14, 1990 as Environmental Development Corporation for the purpose of acquiring operating subsidiaries. Effective July 23, 1998, the Company changed its name from Environmental Development Corporation to Millenium Istec Inc. and commenced operating principally from offices in Nelson, British Columbia, Canada. As of February 5, 1998, the Company consummated a reverse merger transaction in which all of the common stock of the following companies was transferred to the Company solely in exchange for the issuance to the former shareholders of the Companies of 2,800,000 newly issued shares of common stock, par value $0.001 per share of the Company: Specialty Coatings Ltd., an Alberta, Canada corporation; Michael McCarthey Construction Ltd., a British Columbia, Canada corporation;
BC Thermal Dynamic Coatings Inc., a British Columbia, Canada Corporation; and West Kootenay Lite-Form Inc., a British Columbia, Canada corporation. Subsequent to the reverse merger transaction, the Company and the former shareholder of Michael McCarthey Construction Ltd. rescinded the transaction as it related to Michael McCarthey Construction Ltd. Environmental
Development was a development stage enterprise until the acquisition of operating subsidiaries. With this reverse acquisition, the Company was deemed to no longer be a developmental stage enterprise.

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


                                     F-7
MILLENIUM ISTEC, INC.
Notes to the Financial Statements
September 30, 1998

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

BUSINESS COMBINATION AND REVERSE ACQUISITION

Millenium Istec Inc., previously known as Environmental Development Corporation, was acquired in a reverse acquisition by Specialty Coatings Ltd., BC Thermal Dynamic Coatings Inc. and West Kootenay Lite-Forms Inc. in February 1998.
This acquisition is being accounted for under the purchase method of accounting. The results of operations represent the combined companies' operations since March 1, 1998. The total cost reflected in the financial statements for this business combination is $813,829 after amortization. This amount represents the value of the stock issued and the debts assumed by the new stockholder group. The 2,800,000 shares of common stock received was valued, based on a recent stock sale of $0.17 per share, resulting in a total value of $485,800 being assigned to the acquisition. Management allocated $100,000 to licensing agreements for the representation of "Lite-Form" building systems in parts of Canada and the United States, $30,000 to the fair market value of property and equipment in place in the companies, $20,000 to the costs of patent pending developments, and the balance of $716,051 to goodwill. The goodwill is currently expected to be amortized over forty years for financial statement purposes. In the reverse acquisition, the Company acquired the following assets and liabilities in exchange for its common stock in the acquiring companies:

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


CASH AND CASH EQUIVALENTS
For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.
                                     F-8
MILLENIUM ISTEC, INC.
Notes to the Financial Statements
September 30, 1998

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

CONVERSION RATE

The Company conducts operations in Canada and therefore a substantial portion of its business is conducted in Canadian currency. Accounts carrying balances in Canadian currency were converted to United States Dollars as of September 30, 1998 and 1997, for financial statement presentation using the applicable exchange rates of 1.5262 and 1.3824, respectively. The average exchange rates for these periods were used for translation of income and expenses. Foreign currency translation resulted in an aggregate exchange gain of $19,259 for the quarter ended September 30, 1998 and $33,092 for the year of 1998.

BASIS OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. Inter-company transactions and balances have been eliminated in consolidation.

NOTE B - CUSTOMER DEPOSITS

During the years ended December 31, 1996 and 1997, Specialty Coatings Ltd. received deposits for future sales of product distributorships in British Columbia and Alberta, Canada. These transactions were subsequently canceled, with one depositor receiving $1,429 and the others renegotiating for shares of stock pending the Company's common stock becoming publicly traded. Mutual releases were negotiated during March 1998. The fees collected have been classified as customer deposits in the financial statements and will be repaid with common shares in the Company. The amount reclassified as customer deposits for the periods ended September 30, 1998 was $50,141.




                                     F-9
MILLENIUM ISTEC, INC.
Notes to the Financial Statements
September 30, 1998

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment for the quarter ended September 30, 1998, are summarized by major classifications as follows:


                                               1998
                                             --------
      Vehicles                              $ 19,208
      Equipment                               13,449
      Office equipment                         9,814
                                             --------
                                              42,471
      Less accumulated depreciation          ( 4,273)
                                             --------
                                            $ 38,198
                                             ========


NOTE D - GOODWILL AND INTANGIBLE ASSETS.

As part of the reverse acquisition of the Company, the Company recognized goodwill of $716,051, which is being amortized over forty years. The amortization for the period ended September 30, 1998 was $10,496. Furthermore, as part of this transaction, management determined that $100,000 should be assigned to a licensing agreement with a remaining life of five years. The amortization for September 30, 1998 was $11,726. Also management assigned $20,000 to the value of patent research, representing patents pending but not currently being amortized.

























                                     F-10
MILLENIUM ISTEC, INC.
Notes to the Financial Statements
September 30, 1998

NOTE E - STOCKHOLDER LOANS

Stockholder loans are due on demand with interest accrued periodically at 15% on the unpaid balance of amounts due from Brian Boudreau and Marilyn Auriat. The amounts due to Art Lang are non-interest bearing and payable on demand. The amounts have fluctuated throughout the periods ended September 30, 1998, as the Company has experienced fluctuating cash demands. Stockholder loans consist of the following balances at September 30 for the years shown below:

                                      1998                            1997
                                --------------                 ---------------
Brian Boudreau                    $  47,385                        $    -0-
Marilyn Auriat                       38,826                             -0-
Art Lang                            316,472                             -0-
Wilfred Walker                       12,512                             -0-

The total amount of interest accrued on stockholder loans for the quarter ended September 30, 1998 was:
Brian Boudreau                    $  21,526
Marilyn Auriat                       15,258
Art Lang                                -0-
Wilfred Walker                          -0-


The determination of applicable interest charges for funds advanced by Art Lang and Wilfred Walker is currently under negotiation and it is expected that an interest rate of 10% will be used in determining the return on these and future advances.

NOTE F - NOTES PAYABLE AND LINE OF CREDIT

BC Thermal Dynamic Coatings Inc. owes funds which consist of a ninety-day renewable non-interest bearing note secured by shareholder collateral. As of September 30, 1998 the amount of this note was $46,956.

BC Thermal Dynamic Coatings Inc., and its shareholders, have a line of credit with the Royal Bank of Canada bearing interest at Canadian prime plus 2% payable monthly. The maximum amount allowable is $13,104 with a minimum of $3,276. At September 30, 1998 the Canadian prime rate was 7.25% and the amount carried for the line of credit was $3,276.

NOTE G - MINORITY INTEREST

In April, 1998 West Kootenay sold a 16 2/3% minority interest to private investors for $13,590. The value shown for this minority interest on the accompanying balance sheet as of September 30, 1998 is $15,166, which includes $36 and $1,540 of income from the current and prior quarters, respectively.








                                     F-11
MILLENIUM ISTEC, INC.
Notes to the Financial Statements
September 30, 1998

NOTE H - STOCKHOLDERS' EQUITY

Prior to February 5, 1998, the Company had 1,000,000 issued and outstanding shares of common stock. On February 5, 1998, the Company transferred
2,800,000 newly issued shares of common stock, par value $0.001 per share of the Company in exchange for the common stock held by the former shareholders of Specialty Coatings Ltd., BC Thermal Dynamic Coatings Inc., and West Kootenay Lite-Form, Inc. in these companies. In connection with the reverse merger transaction, Capital General Corporation ("Capital General") a Utah corporation and principal stockholder of the Company prior to the reverse merger transaction, and certain affiliates of Capital General received 200,000 shares of common stock for certain services rendered in connection with the reverse merger transaction. The shares of common stock issued to the new stockholders and to Capital General and its affiliates in connection with the reverse merger transaction are restricted securities within the meaning of Rule 144 promulgated under the Securities Act of 1933, as amended (the "Securities Act"), and, therefore, the resale of such shares are subject to the terms and conditions of Rule 144.

During 1998, the Company in association with a stockholder, sold common stock to other investors outside the United States and the sales proceeds were loaned to the Company. The funds raised from these sales were used to continue the Company's operations and to further its developments.
These transactions are being reviewed by management. After the completion of this review, management will initiate such action as it believes appropriate to stockholders affected, including rescission of the transactions and return of their funds. The issues raised include
Regulation S, Rule 144 of the Securities Act of 1933, and others. For the nine months ended September 30, 1998, the funds raised from these transactions amounted to $309,920.

NOTE I - INCOME TAXES

The Company's subsidiaries are subject to income tax reporting in Canada and have in total net operating losses for the period ended September 30, 1998 of $309,333. This net operating loss may be offset against future taxable income. Because of the likelihood that these carry-forwards may expire unused, no provision has been made for their utilization in these financial statements.

NOTE J - RELATED PARTY TRANSACTIONS

West Kootenay Lite-Form Inc. leases its warehousing facilities from its sole shareholder. This lease is a month-to-month lease and is therefore being recorded as an operating lease.

West Kootenay Lite-Form Inc. has received an advance from an affiliated company. The advances, from West Kootenay Reinforcing, which bear no interest and have no fixed terms of repayment, amount to $56,286 at September 30, 1998.









                                     F-12
MILLENIUM ISTEC, INC.
Notes to the Financial Statements
September 30, 1998

NOTE K - RESEARCH AND DEVELOPMENT

Special Coatings, Inc. is currently involved in research and development of sealant products. These products include a secondary wrap for below grade containment tanks used in the oil industry for underground storage of gasoline, a secondary wrap or blanket system for above ground oil and gas storage tanks which is impermeable by animals, waterproof, and UV resistant, a wear resistant deck and floor coat primer system and a water-resistant, weather-proofing acrylic latex architectural wall coat with greater wear resistance than paint. During the quarter ended September 30, 1998, Specialty Coatings expended $1,983 for the research and development of these products.

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

NOTE M - COMMITMENTS AND CONTINGENCIES

Calgary Specialty Coatings gave to Specialty Coatings a deposit for a distributorship and also performed research and development services for which no payment was received. In exchange for the services and distributorship fees, the Company has agreed that 10,000 shares will be issued to Calgary Specialty Coatings at the Company's initial public trading date. Since the opening public trading price has not been established, and since the amount of this liability is not determinable, management's current estimate of the value of these services is $32,761, and is reflected in these financial statements.

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












                                     F-13
MILLENIUM ISTEC, INC. Notes to the Financial Statements
September 30, 1998


NOTE N - GOING CONCERN

As shown in the financial statements, the Company incurred a net loss of $309,333 during the nine-month period ended September 30, 1998. Since
June 30, 1998, the Company has not raised any substantial additional capital. These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of additional capital that might be necessary in the event the Company cannot continue existence.

Management of the Company is addressing its cash flow issues created by the reverse merger and acquisition. (See Note A.) It is the goal of management that, with the merger of these companies with similar product lines, greater financing will become available. The Company's management believes, that with the tank wrap program and the "Super House" program, utilizing the products under development or licensed to the companies, the Company can demonstrate to qualified investors its ability to compete in a marketplace which questions the environmental content of its products. Energy efficient and environmentally friendly products, in management's belief, are the single most important focus for companies in the next century. The management is currently seeking interim financing to maintain operations and to position the Company for future equity investments.



































                                     F-14
Pro Forma Financial Information

Millenium Istec Inc.

The following pro forma combined Statements of Operations for the quarter ended September 30, 1998 are unaudited. These pro forma financial statements relate to the reverse acquisition of Environmental Development Corporation by Specialty Coatings Ltd., BC Thermal dynamic Coatings Inc. and West Kootenay Lite-Form Inc. Environmental Development Corporation (subsequently renamed Millenium Istec Inc.) issued 2,800,000 shares of common stock for 100% of the outstanding common stock of these companies.

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


































                                     F-15

MILLENIUM ISTEC INC
Pro Forma Combined Balance Sheet
September 30, 1998
(Unaudited)
                                                                                BC
                                                                  West          Thermal
                                      Millenium     Specialty     Kootenay      Dynamic
                                      Istec         Coatings      Lite-Forms    Coatings                    Combined
                                      Inc.          Ltd.          Inc.          Inc.          Adjustments   Total
                                      -----------   -----------   -----------   -----------   -----------   -----------
ASSETS

CURRENT ASSETS
Cash and cash equivalents            $             $        1371 $           0 $          36 $             $        1407
Accounts receivable                                         1135             0          4826                        5961
Accounts receivable - officers                                 0             0          6888                        6888
Inventory                                                   2207         16212             0                       18419
Prepaid expenses                                               0           393             0                         393
GST paid on purchases                                          0           297          5325                        5622
                                        -----------   -----------   -----------   -----------   -----------   -----------
TOTAL CURRENT ASSETS                                        4713         16902         17075                       38690
                                        -----------   -----------   -----------   -----------   -----------   -----------

PROPERTY, PLANT & EQUIPMENT
Property & Equipment (net of
accumulated depreciation                                    5926          6054           491         25727         38198
                                        -----------   -----------   -----------   -----------   -----------   -----------

OTHER ASSETS
Notes receivable                                               0         10195        349979       (360174)            0
Investments                                                    0                       13104        (13104)            0
Goodwill & Intangible property              485800             0                           0        328029        813829
                                        -----------   -----------   -----------   -----------   -----------   -----------
TOTAL OTHER ASSETS                          485800             0         10195        363083        (45249)       813829
                                        -----------   -----------   -----------   -----------   -----------   -----------
TOTAL ASSETS                         $      485800 $       10639 $       33151 $      380694 $      (19522)$      890717
                                        ===========   ===========   ===========   ===========   ===========   ===========






























The accompanying notes are an integral part of these financial statements.
                                     F-16

MILLENIUM ISTEC INC
Pro Forma Combined Balance Sheet
September 30, 1998
(Unaudited)
                                                                                BC
                                                                  West          Thermal
                                      Millenium     Specialty     Kootenay      Dynamic
                                      Istec         Coatings      Lite-Forms    Coatings                    Combined
                                      Inc.          Ltd.          Inc.          Inc.          Adjustments   Total
                                      -----------   -----------   -----------   -----------   -----------   -----------
LIABILITIES

CURRENT LIABILITIES
Accounts payable                     $             $        1754 $        7218 $       11260 $             $       20232
Customer deposits                                          50141             0             0                       50141
Accrued interest                                           36784             0             0                       36784
Line of credit                                                 0             0          3276                        3276
GST charges on sales                                        1933           446          1982                        4361
Payable to related party                                  130062         52836         13604       (140216)        56286
Notes payable                                                  0             0         46956                       46956
Stockholder loans                                          85852            41        461782       (132480)       415195
                                        -----------   -----------   -----------   -----------   -----------   -----------
TOTAL CURRENT LIABILITIES                                 306526         60541        538860       (272696)       633231
                                        -----------   -----------   -----------   -----------   -----------   -----------

COMMITMENTS AND CONTINGENCIES
Commitments and contingencies                              32761             0             0                       32761
                                        -----------   -----------   -----------   -----------   -----------   -----------

Minority Interest                                              0             0             0          15166        15166
                                        -----------   -----------   -----------   -----------   -----------   -----------

STOCKHOLDERS' EQUITY
Common stock                                  4000            66         13105            79        (13250)         4000
Retained earnings                            (1000)      (328714)       (40495)      (158290)       218166       (310333)
Additional paid in capital                  482800             0             0             0                      482800
Foreign currency translation adjustment                        0             0             0         33092         33092
                                        -----------   -----------   -----------   -----------   -----------   -----------
TOTAL STOCKHOLDERS' EQUITY                  485800       (328648)       (27390)      (158211)       238008        209559
                                        -----------   -----------   -----------   -----------   -----------   -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                 $      485800 $       10639 $       33151 $      380649 $      (19522)$      890717
                                        ===========   ===========   ===========   ===========   ===========   ===========


























The accompanying notes are an integral part of these financial statements.
                                     F-17

MILLENIUM ISTEC INC
Pro Forma Combined
Statement of Operations
Nine Months Ended September 30, 1998
(Unaudited)
                                                                                BC
                                                                  West          Thermal
                                      Millenium     Specialty     Kootenay      Dynamic
                                      Istec         Coatings      Lite-Forms    Coatings                    Combined
                                      Inc.          Ltd.          Inc.          Inc.          Adjustments   Total
                                      -----------   -----------   -----------   -----------   -----------   -----------
REVENUES
Revenues                             $             $       15660 $       24577 $       13260 $             $       53497
Cost of Revenues                                           10445         12276          8714                       31435
                                        -----------   -----------   -----------   -----------   -----------   -----------
GROSS PROFIT                                                5215         12301          4546                       22062
                                        -----------   -----------   -----------   -----------   -----------   -----------
EXPENSES
Administrative expenses                                    42520          2550         30088                       75158
Salaries                                                   15133           878          4470                       20481
Professional services                                       4641          1671         41287                       47599
Consulting                                                     0             0         45009                       45099
Depreciation                                                2656          3310             0        22694          28660
Research & development                                     49698             0             0                       49698
Travel                                                       553             0         61101        45100         106754
                                        -----------   -----------   -----------   -----------   -----------   -----------
TOTAL EXPENSES                                            115201          8409        182045        67794         373449
                                        -----------   -----------   -----------   -----------   -----------   -----------
OTHER (INCOME) AND EXPENSES
Allocation to minority interst                                 0             0             0         1576           1576
Distributorship fees                                        1423             0             0                        1423
Interest expense                                           16315            62          3361                       19738
Sale of manufacturing rights                              (28133)            0             0                      (28133)
                                        -----------   -----------   -----------   -----------   -----------   -----------
NET INCOME (LOSS)                    $             $      (99591)$        3830 $     (180860)$      (69370)$     (345991)
                                        ============  ============  ============  ============  ============  ============
EARNINGS (LOSS) PER SHARE            $       nil   $       (0.50)$        0.13 $       (0.07)$             $       (0.08)
                                        ============  ============  ============  ============                ============
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                      1164219        200000         30400       2569600                     3972881
                                        ============  ============  ============  ============                ============

























The accompanying notes are an integral part of these financial statements.
                                     F-18